Form 10-Q
period 1996-04-30
CONTINENTAL CIRCUITS CORP
filed 1996-06-14
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended             April 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number              0-25554


                           CONTINENTAL CIRCUITS CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                            86-0267198
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)


3502 East Roeser Road, Phoenix, Arizona                            85040
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (602) 268-3461


                                    No Change
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     The number of shares outstanding of each of the issuer's classes of common stock was 7,175,125 shares common stock, par value $.01, as of June 1, 1996.

                                                                      FORM 10-Q

                           CONTINENTAL CIRCUITS CORP.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONTINENTAL CIRCUITS CORP.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                        Three Months Ended           Nine Months Ended
                                            April 30,                    April 30,
                                        1996         1995            1996         1995
                                        ----         ----            ----         ----
Net sales                             $ 26,464     $ 24,297        $ 83,832     $ 69,817
Cost of products sold                   22,058       19,165          67,478       55,876
                                      --------     --------        --------     --------
Gross profit                             4,406        5,132          16,354       13,941
Selling, general and
  administrative  expenses               2,002        1,852           6,099        5,379
                                      --------     --------        --------     --------
Income from operations                   2,404        3,280          10,255        8,562
Other (income) expense:
  Interest expense                         153          192             446          796
  Other                                    (29)           2              (4)         (18)
                                      --------     --------        --------     --------
Income before income taxes               2,280        3,086           9,813        7,784
Income taxes                               900        1,220           3,880        3,053
                                      --------     --------        --------     --------
Net income                            $  1,380     $  1,866        $  5,933     $  4,731
                                      ========     ========        ========     ========
Net income per share                  $   0.19     $   0.27        $   0.80     $   0.72
                                      ========     ========        ========     ========
Number of shares used in computing
  net income per share                   7,413        6,924           7,428        6,586
                                      ========     ========        ========     ========

See notes to condensed financial statements.

                                                                      FORM 10-Q

                           CONTINENTAL CIRCUITS CORP.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                       April 30,      July 31,
                                                         1996           1995
                                                         ----           ----
Assets                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                             $ 2,767        $ 2,038
  Accounts receivable, less allowance of $143 at
       July 31, 1995 and $461 at April 30, 1996          15,122         14,098
  Inventories                                             5,666          5,116
  Prepaid expenses, income taxes and other                1,449            624
  Deferred income taxes                                     264            264
                                                        -------        -------
Total current assets                                     25,268         22,140
Property, plant, and equipment:
  Land                                                    2,899          2,764
  Buildings and improvements                             18,269         15,396
  Machinery & equipment                                  53,636         50,031
                                                        -------        -------
                                                         74,804         68,191
  Accumulated depreciation                               39,725         35,943
                                                        -------        -------
                                                         35,079         32,248
Other assets                                                 30             94
                                                        -------        -------
Total assets                                            $60,377        $54,482
                                                        =======        =======
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                      $ 7,623        $ 8,706
  Accrued expenses                                        2,418          2,210
  Income taxes                                                0            386
  Current portion of long-term debt                       1,000          2,143
                                                        -------        -------
Total current liabilities                                11,041         13,445
Long-term debt, less current portion                      3,583          1,357
Deferred income taxes                                     1,944          1,944
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 1,000,000
     Issued and outstanding shares -- none
  Common stock, $.01 par value:
     Authorized shares -- 20,000,000
     Issued and outstanding shares --
     7,129,625 in 1995, and 7,171,325
     at April 30, 1996                                       72             71
  Additional paid-in capital                             10,204         10,065
  Retained earnings                                      33,533         27,600
                                                        -------        -------
Total shareholders' equity                               43,809         37,736
                                                        -------        -------
Total liabilities and shareholders' equity              $60,377        $54,482
                                                        =======        =======

See notes to condensed financial statements.

                                                                      FORM 10-Q

                           CONTINENTAL CIRCUITS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Nine months ended
                                                               April 30,
                                                       ----------------------
                                                          1996           1995
                                                          ----           ----
Operating activities
Net income                                             $  5,933       $  4,731
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                         3,782          3,804
     Provision for doubtful accounts                        318             18
     Changes in operating assets and liabilities:
       Accounts receivable                               (1,342)           309
       Inventories                                         (550)          (481)
       Prepaid expenses, income taxes and other            (825)          (274)
       Other assets                                          64             24
       Accounts payable                                  (1,083)           484
       Accrued expenses                                     208           (112)
       Income taxes payable                                (386)           294
                                                       -----------------------
Net cash provided by operating activities                 6,119          8,797

Investing activities
Purchases of property, plant, and equipment              (6,613)        (7,429)

Financing activities
Principal payments on long-term debt                       (774)       (10,607)
Borrowings under long-term debt and line of credit        1,857             --
Proceeds from issuance of common stock, net
  of issuance costs                                         140          9,417
                                                       -----------------------
Net cash provided (used) by financing activities          1,223         (1,190)
                                                       -----------------------
Net increase in cash and cash equivalents                   729            178
Cash and cash equivalents at beginning of period          2,038          3,997
                                                       -----------------------
Cash and cash equivalents at end of period             $  2,767       $  4,175
                                                       =======================

See notes to condensed financial statements

                                                                      FORM 10-Q


CONTINENTAL CIRCUITS CORP.
Notes to Condensed Financial Statements
(Unaudited)

April 30, 1996

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996.

Note 2. Inventories

The components of inventory consist of the following:

                          April 30,     July 31,
                            1996          1995
                          ---------     --------
                              (In thousands)
Raw material               $   739      $   754
Work in process              3,094        3,201
Finished goods               1,833        1,161
                           -------      -------
                           $ 5,666      $ 5,116
                           =======      =======

                                                                      FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Except for historical information contained herein, the information in this document contains forward-looking comments which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These comments involve risks and uncertainties that could cause the Company's actual performance to differ materially from expectations. Factors which could cause or contribute to such differences include, but are not limited to, the general economic and business conditions affecting the volatile electronics industry, accuracy of customer forecasts and communications with the Company, competitive pressures from other independent and captive circuit board manufacturers, the Company's manufacturing efficiency and the "Risk Factors" set forth in the Company's preliminary prospectus dated September 8, 1995. The forward-looking comments should be considered in light of these risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through cash generated from operations, although such funds have been supplemented by borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been to pay operating expenses, make capital expenditures and service debt.

         Cash generated from operations totaled $6.1 million and $8.8 million for the nine months ended April 30, 1996 and 1995 respectively. Major cash uses include accounts receivable - $1.3 million (see comments below), accounts payable - $1.1 million, and prepaid expenses, income taxes and other - $800,000. During the nine months ended April 30, 1996, the Company reduced outstanding payables and began taking advantage of available vendor payment incentives, and increased estimated tax payments consistent with income growth. Capital expenditures totaled $6.6 million and $7.4 million for the nine months ended April 30, 1996 and 1995 respectively. Capital expenditures made in the nine months ended April 30, 1995 resulted from routine replacements and execution of the fiscal 1995 capacity expansion plan. These purchases were financed through cash generated from operations. The expenditures in the nine months ended April 30, 1996 completed the fiscal 1995 planned capacity expansion and maintained the fiscal 1996 capital operating requirements. This expansion was also funded with cash from operations and through the Company's credit facility.

         The Company believes that funds generated from operations and borrowing availability under the existing line of credit agreement will be sufficient through fiscal 1996. At April 30, 1996 all $10 million of the line of credit was available.

         Accounts receivable growth from $14.1 million on July 31, 1995 to $15.1 million on April 30, 1996 was due to a 3.6% increase in sales from the quarter ended July 31, 1995 to the quarter ended April 30, 1996 and a one day increase in days sales outstanding driven by a single customer that represents less than 1.5% of net sales.

         Inventory growth of 10.8% from $5.1 million on July 31, 1995 to $5.7 million on April 30, 1996 occurred in finished goods. Finished goods increased as customers reduced requirements consistent with their inventory reduction and product transition plans. Customer communications with the Company indicate a short term correction before normal shipment levels resume. Based on these inputs and an expanded customer base, the Company expects the order rate to increase in the second half of calendar 1996.

                                                                      FORM 10-Q


         Consistent with a growth and broadened capability strategy, the Company has entered into negotiations to acquire an additional building for enhanced manufacturing capability. The Company anticipates that funds for the building will be provided from cash generated from operations.

RESULTS OF OPERATIONS

Comparison of Three Months ended April 30, 1996 and 1995

         Net sales increased 8.9% to $26.5 million for the three months ended April 30, 1996 from $24.3 million for the three months ended April 30, 1995. This increase was the result of a 3% unit volume growth, with a continuing mix shift toward higher layer count, more complex products and the higher selling prices for these products. Overall, price per layer dropped approximately 2% from period to period. The Company's principal customers are manufacturers and contract manufacturers of electronic devices that are subject to rapid technological change, product obsolescence and economic cycles.

         Gross profit as a percent of net sales decreased to 16.6% for the three months ended April 30, 1996 from 21.1% for the three months ended April 30, 1995. This decrease resulted from additional costs of increased scrap and increased manufacturing capability established to support a higher sales level than occurred in the three months ending April 30, 1996.

         Selling, general and administrative expenses increased 8.1% to $2.0 million for the three months ended April 30, 1996 from $1.9 million for the three months ended April 30, 1995. This increase was primarily the result of reserves for doubtful accounts associated with a single customer.

         Income from operations decreased 26.7% to $2.4 million, or 9.1% of net sales, for the three months ended April 30, 1996 from $3.3 million, or 13.5% of net sales for the three months ended April 30, 1995 as a result of the above factors.

         Interest expense decreased 20.3% to $153,000 for the three months ended April 30, 1996 from $192,000 for the three months ended April 30, 1995. The decrease was a result of lower average debt levels for February through April 1996. The net proceeds to the Company from the March 1995 sale of 1,000,000 shares of Common Stock was used to reduce debt during April 1995.

         Income taxes decreased 26.2% to $900,000 for the three months ended April 30, 1996 from $1.2 million for the three months ended April 30, 1995. The decrease was a result of the decrease in income before taxes.

Comparison of Nine Months ended April 30, 1996 and 1995

         Net sales increased 20.1% to $83.8 million for the nine months ended April 30, 1996 from $69.8 million for the nine months ended April 30, 1995. The majority of this increase was the result of the Company's marketing efforts and favorable industry trends and unit volume increases during the first two quarters of the period. The Company's product mix shifted toward more complex circuit boards and the higher selling prices for these products. For the nine months ended April 30, 1996 versus the same period in 1995, sales increased 18.2% due to increased volume/mix, and 1.9% as a result of increased selling prices.

         Gross profit as a percent of net sales dropped to 19.5% for the nine months ended April 30, 1996 from 20.0% for the nine months ended April 30, 1995. This decrease was due primarily to higher scrap and manufacturing capability established to support a higher sales volume.

                                                                       FORM 10-Q


         Selling, general and administrative expenses increased 13.4% to $6.1 million for the nine months ended April 30, 1996 from $5.4 million for the nine months ended April 30, 1995. This increase was the result of increased selling and distribution expenses and reserves for doubtful accounts associated with a single customer.

         Income from operations increased 19.8% to $10.3 million, or 12.2% of net sales, for the nine months ended April 30, 1996 from $8.6 million, or 12.3% of net sales for the nine months ended April 30, 1995 as a result of the above factors.

         Interest expense decreased 44.0% to $446,000 for the nine months ended April 30, 1996 from $796,000 for the nine months ended April 30, 1995. The decrease was a result of lower debt levels for August 1995 through April 1996. The net proceeds to the Company from the March 1995 sale of 1,000,000 shares of Common Stock was used to reduce debt.

         Income taxes increased 27.1% to $3.9 million for the nine months ended April 30, 1996 from $3.1 million for the nine months ended April 30, 1995. The increase was a result of an increase in income before taxes, and an effective tax rate adjustment to 39.5% from 39.2%.

                                                                      FORM 10-Q


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index following the signature page, which is incorporated herein by this reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended April 30, 1996.

                                                                      FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONTINENTAL CIRCUITS CORP.
                                  (Registrant)

Date:  June 13, 1996              By:  /s/ Frederick G. McNamee, III
                                       -----------------------------
                                       Frederick G. McNamee, III
                                       Chairman of the Board, President
                                         and Chief Executive Officer

Date:  June 13, 1996              By:  /s/ Steven J. Walters
                                       ---------------------
                                       Steven J. Walters
                                       Controller - (Interim Chief
                                         Accounting  Officer)

                                                                      FORM 10-Q


                                  EXHIBIT INDEX
                                       TO
                           CONTINENTAL CIRCUITS CORP.
                                    FORM 10-Q
              QUARTERLY REPORT FOR THE QUARTER ENDED APRIL 30, 1996
                            (Commission File 0-25554)

Exhibit           Description
- - -------           -----------
 3.1              Certificate of Incorporation of Registrant, as amended (1)

 3.2              Bylaws of Registrant, as amended (1)

 11               Statement re: computation of net income per share

 27               Financial Data Schedule

- - ----------------------

(1) Incorporated by reference to identically numbered exhibit in Registrant's registration statement on Form S-1 (SEC File No. 33-88368), as amended, initially filed on January 9, 1995.