Form 10-K405
period 1996-07-31
CONTINENTAL CIRCUITS CORP
filed 1996-10-29
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended July 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _________ to _________

                         Commission file number: 0-25554

                           Continental Circuits Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               86-0267198
         --------                                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


3502 East Roeser Road, Phoenix, Arizona                            85040
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code: 602-268-3461


         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of October 24, 1996, 7,194,725 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $11.25 closing sale price on that date in the Nasdaq National Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $80,940,656.25.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Part of Form 10-K Into Which Portions of
        Document                                                               Document are Incorporated
        --------                                                                -------------------------
Annual Report to Shareholders for the fiscal ended year ended July 31, 1996             Part II
Proxy Statement for 1996 Annual Meeting of Shareholders                                 Part III

                                     PART I

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Financial Statements and the Notes thereto included in the Company's Annual Report to Shareholders. Historical results are not necessarily indicative of trends in operation results for any future period.

         Except for the historical information contained herein, the discussion in this Form 10-K contains or may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the this Form 10-K, the Company's Annual Report to Shareholders, and the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders. The forward-looking statements should be considered in light of these risks and uncertainties.

Item 1. Business.

GENERAL

Continental Circuits Corp. (the "Company" or "Continental") is a leading manufacturer of complex multilayer, surface mount circuit boards used in sophisticated electronic equipment in the computer, communications, instrumentation and industrial controls industries. The Company's circuit boards are used principally in workstations, desktop and notebook computers, computer networking products, storage devices, medical equipment, cellular telephones and pagers.

Circuit boards, also called printed circuit boards or printed wiring boards, are essential components in virtually all sophisticated electronic products. The circuit board is the basic platform used to interconnect and mount electronic components such as microprocessors, resistor networks and capacitors. Circuit boards consist of copper traces on an insulating (dielectric) base, which provide electrical interconnections for electronic components. The development of more sophisticated electronic equipment by original equipment manufacturers ("OEMs") combining higher performance and reliability with reduced size and cost has created a demand for increased complexity, miniaturization and density in the circuit traces. In response to this demand, multilayer boards have been developed in which several layers of circuitry are laminated together to form a single board with both horizontal and vertical electrical interconnections. Further circuit board sophistication is currently being achieved by utilizing advanced materials, decreasing the width and separation of the traces, drilling smaller holes to connect the internal trace layers and precisely situating the traces and pads on the board surface to accommodate surface mount components. In fiscal 1996, multilayer surface mount circuit boards comprised approximately 98% of the Company's net sales.

Suppliers to the worldwide circuit board market consist of independent merchant manufacturers such as the Company ("merchant manufacturers") and captive manufacturing facilities owned by OEMs ("captive manufacturers"). The Institute for Interconnecting and Packaging Electronic Components ("IPC"), an international trade association, estimates that the worldwide market for all types of circuit boards was $26.4 billion in 1995, of which the U.S. market comprised $7.1 billion. According to the IPC, in 1995 OEMs purchased approximately 85% of their total circuit board requirements from merchant manufacturers, compared to approximately 62% in 1988. This increasing market share for merchant suppliers is the result of a trend among OEMs toward greater outsourcing of their circuit board requirements.

The Company sells its products primarily to leading OEMs and contract manufacturers in the U.S. and abroad. The Company has focused its marketing efforts on the development of strategic relationships with key customers who are leaders in their industries and who utilize the most advanced circuit board technology. The Company's principal customers include OEMs such as Hewlett-Packard, Digital Equipment, Apple Computer, IBM, Allen Bradley and Northern Telecom and contract manufacturers such as Solectron, SCI Systems, Jabil Circuit, Texas Instruments and Electronic Assembly. During fiscal years 1993, 1994, 1995 and 1996, exports to the foreign operations of U.S.-based customers, primarily in Singapore, Puerto Rico, Ireland and the United Kingdom, accounted for 21.0%, 35.7%, 31.2% and 27.3% of net sales respectively.

RECENT DEVELOPMENTS

On September 26, 1996, the Company entered into a Letter of Intent in connection with the proposed acquisition by the Company of Sigma Circuits, Inc. proposed to be accomplished by an exchange of stock. The transaction is subject to completion of additional documentation and due diligence.

CUSTOMERS AND MARKETS

Set forth below is a description of the Company's markets, representative customers (listed alphabetically) and end product applications:

       MARKETS                           CUSTOMERS                                    APPLICATIONS
----------------------------------------------------------------------------------------------------------------------------
Computer                        Apple Computer, Inc.                          Workstations, desktop computers,
                                Bay Networks                                  notebook and portable computers,
                                Bull Worldwide Information Systems            servers and other computer network
                                Chipcom Corp.*                                products, midrange and mainframe
                                Cisco Systems                                 computers
                                Compaq Computer
                                Digital Equipment Corporation
                                Hewlett-Packard Company
                                International Business Machines
                                Corporation
                                Ross Technology*
                                Sun Microsystems, Incorporated*
                                Texas Instruments Incorporated
                                Zenith Data Systems Corporation*
                                3-COM*
----------------------------------------------------------------------------------------------------------------------------
Memory and Storage              Apple Computer, Inc.                          2.5", 3.5" and 5.25" disk drives,
   Devices                      Digital Equipment Corporation                 PCMCIA products, tape drives,
                                EMC2 Corporation                              optical drives, SIMMs, mass storage
                                Exabyte Corporation                           products
                                Hewlett-Packard Company
                                International Business Machines
                                Corporation
                                Quantum Corporation
                                Western Digital
                                Xircom, Inc.
----------------------------------------------------------------------------------------------------------------------------
Peripherals                     Apple Computer, Inc.                          Printers, office equipment, modems,
                                Global Village*                               option cards
                                International Business Machines
                                Corporation
                                QMS, Inc.
                                Xerox, Corp.
----------------------------------------------------------------------------------------------------------------------------
Communications                  AT&T Corp./Lucent Technolgies                 Telephone switching and transmission
                                Dictaphone Corporation                        systems, global navigation products,
                                Digital Switch Americas/Asia, Inc.            satellite and microwave transmission
                                Elex/Telrad                                   products, cellular telephones, pagers,
                                Lasat Communications                          wireless communications products
                                Motorola, Inc.
                                Northern Telecom Ltd./Nortel
                                Olicom A/S
                                Qualcomm Inc.
----------------------------------------------------------------------------------------------------------------------------
Instrumentation and             Allen-Bradley Company, Inc.                   Test and measurement equipment,
   Industrial Controls          Hewlett-Packard Company                       flight controls, medical equipment,
                                Honeywell Avionics                            machine and process control systems
                                Martin Marietta Corporation*
                                Nellcor, Inc.
                                Rockwell International
----------------------------------------------------------------------------------------------------------------------------

* Serviced by the Company solely through one or more contract manufacturers.

         Markets

         Set forth below is a table showing the portions of the Company's total net sales attributable to the indicated markets for fiscal years 1994 through 1996, together with a brief description of each market.

                                                   FISCAL YEAR ENDED
                                                       JULY 31,
                                                -----------------------
MARKETS                                         1994      1995     1996
-------                                         ----      ----     ----
Computers..................................       38%       37%      49%
Memory and storage devices.................       31        29       14
Communications.............................       12        14       21
Instrumentation and industrial controls....        5        11       13
Peripherals................................       14         9        3
                                                 ---       ---      ---
         Totals............................      100%      100%     100%

         Computers. This segment includes computer workstations, desktop computers, notebook computers, docking stations and PDAs. The desktop computers which have served as the link to local area networks (LANs) in offices, factories and universities are being replaced by more powerful computers capable of national and global networking. In addition, increased functionality and portability is rapidly expanding the notebook computer segment, and the Internet and a variety of other on-line services are rapidly expanding the home market for computers.

         Memory and Storage Devices. Disk drives are used in desktop computers, disk array and mass storage systems. In addition, the increasing variety and complexity of available software requires more memory capability, which is being satisfied with more powerful disk drives, CD ROM and plug-in, "credit card" size memory modules. The Personal Computer Memory Card International Association ("PCMCIA") has created standards for these memory modules, which are tailored to the mobile computing market. An industry source projects that total shipments of these memory modules will increase significantly through the year 2000.

         Peripherals. This segment includes office equipment such as color laser printers, scanners and sophisticated "copy centers" which are networked with desktop computers and add-on option cards to expand graphics, sound, fax/modem and networking capabilities. Approximately two-thirds of PCMCIA cards sold today are for such peripheral applications.

         Communications. The increasingly popular portable communications products such as cellular phones and pagers require sophisticated circuit boards. In addition, cellular telephones are expected to become a feature incorporated into notebook computers. Global navigation systems and, with the introduction of low level satellites, wireless communications and computing are expected to further expand this market segment.

         Instrumentation and Industrial Controls. This segment includes test and measurement equipment widely used in the medical and avionics industries, including monitoring equipment, flight controls, and navigational instrumentation. The applications for machine and process control systems are increasing as automation and monitoring continues to replace certain manual processes.

         Contract Manufacturing.

         In addition to direct sales to OEMs, the Company also sells to contract manufacturers. Contract manufacturing has experienced dramatic growth in recent years as OEMs have determined that they can earn higher rates of return by concentrating on research and development and product marketing rather than manufacturing capabilities. In addition, contract manufacturers aid OEMs in dealing with short product development and life cycles by providing the specialized expertise and infrastructure to permit products to be introduced more quickly. Continental's sales to contract manufacturers during fiscal 1996 were 24% of net sales.

         The Company's principal contract manufacturing customers include Solectron Corporation, SCI Systems, Jabil Circuit, Electronic Assembly, Celestica Corporation, Digital Equipment, XeTel and DOVatron.

SALES AND MARKETING

         The Company markets its products through a direct non-commissioned sales force of 16 people who focus on specific customers without regard to territory. Each sales person is teamed with a customer quality engineer to provide additional technical support to the customer. Eleven sales people operate out of the Phoenix office. Additional sales offices are maintained in Salem, New Hampshire; Huntsville, Alabama; Santa Clara, California; Raleigh, North Carolina; Austin, Texas; Cork, Ireland; and Singapore.

         The Company concentrates its marketing activities on a select number of OEMs with sizable complex multilayer, surface mount circuit board requirements. Sales to Hewlett-Packard and Digital Equipment represented 21% and 11% of total net sales, respectively, in fiscal 1996 and the Company's ten largest customers accounted for 73% of net sales in that year. Concentrating on a selected number of leading OEMs allows the Company to target a market and product mix which enhances manufacturing efficiency and profitability.

         International sales accounted for 21.0%, 35.7%, 31.2% and 27.3% of total net sales in fiscal years 1993, 1994, 1995 and 1996, respectively. Substantially all the Company's international sales are direct sales to the foreign operations of U.S.-based customers, primarily in Singapore, Puerto Rico, Ireland and the United Kingdom. The Company maintains sales and technical support offices in Cork, Ireland and Singapore.

         The Company's products are typically sold on 30-day terms. The Company offers no formal warranty but generally adheres to a 30-day replacement policy of products with defects in materials or workmanship. Replacement costs in fiscal 1996 were less than $250,000.

MANUFACTURING AND ENGINEERING.

         The production of complex multilayer, surface mount circuit boards is a complicated sequential process. This process requires the extensive use of a variety of manufacturing operations including graphic operations such as photoprinting, screen printing, and phototool generation; chemical operations such as electroplating and etching; mechanical operations such as drilling and routing; and electronic operations such as CAD/CAM, automated optical inspection and electrical testing. The equipment and processes used are highly specialized, and the Company believes its equipment is among the most modern and advanced in the United States.

         The Company embraces Total Quality Management (TQM) techniques in its daily operations. The Company's quality management system has been ISO-9002 certified since 1992, including recertification to the stricter 1994 standards in December 1994.

         The Company believes that its high level of capital investment and its manufacturing expertise in a number of specialized areas has contributed to its position as a leader in the production of commercial volumes of complex multilayer, surface mount circuit boards in the United States. The Company believes that its capabilities in the following areas are of special importance:

         CAD/CAM. Continental receives customer generated CAD (computer aided design) data by telephonic data transmission directly to its CAM (computer aided manufacturing) system. This enables the Company to incorporate customer design modifications more effectively and to enhance manufacture ability and board quality on an interactive basis. It also improves customer service and enhances the Company's ability to work closely with its customers early in the product design phase. After modification, design data is transferred to a phototool

(film or glass) using a laser plotter. In addition, the CAD data provides the information in digital format for phototooling and to program the drilling machines, automated optical inspection equipment, routing machines and electrical test equipment.

         Sophisticated Tooling System. The dimensional accuracy and layer-to-layer registration precision required to produce complex multilayer, surface mount circuit boards often necessitates the use of an image medium unaffected by variations in temperature and humidity. To achieve this accuracy and precision, the Company fabricates glass phototooling for use in the manufacturing imaging process.

         Drilling Equipment. Complex multilayer, surface mount circuit boards require a large number of small (from .020" to .007" diameter) holes. The Company has highly sophisticated drilling equipment capable of drilling more than 50 million holes daily.

         Automatic Inspection and Test Equipment. The Company utilizes automatic optical inspection ("AOI") and electrical test equipment to ensure the circuit patterns meet customer specifications. In the AOI process, customer data is used as the criteria to compare the optical findings on the production circuit board to the digitized pattern in memory. The key parameters inspected are line widths, pad sizes and line spacing.

         Management Information System. The Company has recently installed a new management information system designed to provide the information necessary for improving quality, delivery and throughput in the production process. The Company utilizes this system to track products on a real time basis (as opposed to batch processing) and to record product process history. The electronically stored information provides the data necessary for analysis and continual process improvement.

         The Company has developed proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer, surface mount circuit boards. The Company has no patents for these proprietary techniques and chooses to rely on trade secret protection. The Company believes that although such techniques and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by the Company will continue on an ongoing basis as dictated by the technological needs of the business. Current areas of manufacturing process development include reducing circuit widths and hole sizes, providing increased registration control, developing processes for ultra-fine pitch surface mount applications and thinner multilayer product, increasing the plating aspect ratio, implementing alternative surface finishes, and developing new materials applications.

         The circuit boards manufactured by the Company require clean environments to ensure high yields. The Company utilizes clean rooms in areas where tiny particles can create defects on the circuit pattern. As circuit densities increase and line widths and spaces decrease, only those manufacturers having extremely clean manufacturing areas, such as those used by the Company, will be capable of producing these technologically complex products.

         Manufacturing occurs primarily on a three-shift, five-day-a-week schedule with the weekend used for routine preventive maintenance and limited production as required, although testing and innerlayer operations are conducted on a seven-day-a-week schedule. The manufacturing workforce is well-trained and has relatively low turnover providing a solid foundation for improvements in cycle time, cost and quality.

SUPPLIER RELATIONSHIPS

         In order to reduce lead times and inventory carrying costs, to enhance the quality and reliability of its supply of raw materials and to reduce transportation and other logistics costs, the Company has entered into strategic relationships with certain of its suppliers of laminates, drill bits and other raw materials which result in annual fixed price agreements.

         The Company's raw materials inventory is small in comparison to sales and must be regularly and rapidly replenished. The Company uses "just-in-time" procurement practices to maintain its raw materials inventory at low levels. The raw materials used on the Company's products consist mainly of laminate and partially cured epoxy glass, copper-clad epoxy glass, copper foil, and inorganic chemicals. The Company works closely with its suppliers to incorporate technological advances in the raw materials it purchases. Although the Company prefers certain suppliers for some raw materials, multiple sources exist for all materials. Adequate amounts of all raw material have been available in the past and the Company believes this will continue in the future.

BACKLOG

         The Company defines backlog as orders for products which the Company believes to be firm with shipment dates within the next twelve months, the majority of which is scheduled for shipment within 90 days. At July 31, 1996, the Company's backlog was approximately $16.3 million as compared to $21.7 million at July 31, 1995. The decrease reflects the slowdown experienced during the latter half of the fiscal year. Backlog has increased, as the book to bill ratio has exceeded 1.0 since the end of fiscal 1996. The backlog is subject to various cancellation terms depending primarily on percent of completion and material purchased or utilized.

COMPETITION

         The market for printed circuit boards in the United States is fragmented and very competitive. According to the IPC, there are approximately 700 companies producing circuit boards in the United States. The Company competes primarily against other merchant manufacturers. There are no dominant manufacturers in the segment of the industry served by Continental, and the Company believes that relatively few producers in the United States have the technological competence and facilities to produce complex multilayer, surface mount circuit boards in commercial volumes. Primary merchant competitors of the Company are domestic and include Johnson Matthey (Advance Circuits, Inc.), Hadco Corporation, Merix Corporation and Zycon Corporation, plus a limited number of companies in the Far East. A number of the Company's competitors are larger than the Company and have greater financial, marketing and other resources.

         The market for printed circuit boards is characterized by competitive factors such as product quality, technological capability, responsiveness to customers in delivery and service, and price. The Company believes that competition in the market segments served by the Company is based on product quality, delivery and price. The Company competes on the basis of the customer's total cost of acquisition, which includes tangibles such as unit cost and quality, and intangibles such as flexibility, capacity forecasting, responsiveness and dedication to customer satisfaction.

ENVIRONMENTAL MATTERS

         Circuit board manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated and neutralized to remove metals and other contaminants before it can be discharged into the municipal sanitary sewer system. Therefore, the Company operates and maintains effluent water treatment systems and utilizes municipally approved laboratory testing procedures. The Company's operations generate other hazardous waste, consisting substantially of spent etchant and copper hydroxide sludge for recycling.

         The process to manufacture circuit boards also requires adherence to city, county, state and federal environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. The Company believes that its facilities are currently in compliance with applicable environmental laws.

EMPLOYEES

         As of July 31, 1996, the Company had 1,014 full-time employees. None of the employees is represented by a union and the Company believes there is an adequate pool of labor available to satisfy its foreseeable hiring needs. The Company considers relations with its employees to be good. The Company has not experienced any labor-related work stoppage.

Item 2. Properties

         The Company's operations are centralized in a complex of six adjacent modern manufacturing facilities owned by the Company located at 3502 East Roeser Road in Phoenix, Arizona. The facilities consist of an aggregate of approximately 156,000 square feet of floor space. The sixth building, with approximately 25,000 square feet of floor space, was purchased by the Company in early August of 1996. In addition, the Company owns approximately four acres of land adjacent to existing facilities which is currently used for parking. The foregoing facilities, with the exception of the recently-purchased building, are subject to a security interest in favor of the Company's principal lender.

Item 3. Legal Proceedings

         The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4. Submission to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of Continental are elected by the Board of Directors to serve until their successors are elected and qualified. The following table sets forth certain information about the Company's executive officers:

         NAME                AGE                  POSITION
         ----                ---                  --------

Frederick G. McNamee, III    39    Chairman of the Board, President and Chief
                                   Executive Officer
Joseph G. Andersen           39    Vice President -- Finance, Chief Financial
                                   Officer, Secretary and Treasurer
John W. Maddux               58    Vice President-- Quality and Engineering
Mark R. Hollinger            38    Vice President-- Operations
Lee A. Small                 48    Vice President-- Sales and Marketing
Robert A. Kosciusko          47    Vice President-- Human Resources

MR. MCNAMEE joined the Company as President and Chief Executive Officer in September 1994, and has served as a director since November 11, 1994, and as Chairman of the Board since December 16, 1994. He spent the past 15 years with IBM in Austin, Texas in a variety of circuit board manufacturing positions. He most recently was manager of the IBM circuit board facility in Austin from November 1992 to September 1994 during its transition from a captive manufacturer with sales solely to IBM to a significant merchant manufacturer with sales to other OEMs. From 1989 to 1992, Mr. McNamee served as Volume Production Manager of the IBM facility.

MR. ANDERSEN joined the Company in September 1996 as Vice President -- Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Andersen served as a vice-president and chief financial officer of Comptronix Corp., a Brentwood, Tennessee based printed circuit Board assembler with operations in the United States and Mexico from July 1994 to August 1996, and as Director of Accounting from July 1993 to July 1994. Prior to July 1993, he served in a variety of senior financial management positions with Augat, Inc., a manufacturer of connectors, chip carriers and board testers.

MR. HOLLINGER joined the Company as Vice President -- Operations in October 1994. He spent the previous nine years with IBM in manufacturing management positions for both circuit boards and assemblies, including the following assignments at the IBM circuit board facility in Austin, Texas: Manufacturing Superintendent from May through September 1994; Program Manager from January 1994 until May 1994; Model Parts and Services Manager from April 1993 until January 1994; and OEM Operations Manager from August 1992 until April 1993. Mr. Hollinger also served at the IBM Entry Systems Division as Technical Assistant to Assistant Plant Manager from September 1990 until April 1991; and Production Pull Line Manager from April 1991 until August 1992.

MR. SMALL joined the Company as Vice President -- Sales and Marketing in 1987. He also served as a Director of the Company from November 1989 through April 1994. From 1978 through 1987, Mr. Small was a sales representative for the Company's then exclusive independent sales representative.

MR. MADDUX has been the Vice President -- Quality and Engineering of the Company since 1981. He joined the Company in 1979 as Manager of Quality Control. He also served as a Director of the Company from November 1989 through November 1994. Prior to 1979, Mr. Maddux served 19 years in manufacturing capacities relating to circuit boards with General Electric Company and Honeywell Information Systems in Phoenix, Arizona.

MR. KOSCIUSKO has served the Company as Vice President -- Human Resources since August 1995 and as Director of Human Resources from February 1991 until August 1995. From 1984 to 1991, he was Human Resources Manager for Ringier International, a printing company.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Information in response to this item is incorporated herein by reference to the information under the heading "Securities Information" in the Registrant's 1996 Annual Report to Shareholders.

Item 6. Selected Financial Data.

         Information in response to this item is incorporated herein by reference to the information under the heading "Financial Highlights" in the Registrant's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Information in response to this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data.

         Information in response to this item is incorporated herein by reference to "Report of Independent Auditors," "Balance Sheets," "Statements of Income," "Statements of Shareholder's Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Registrant's 1996 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information in response to this item is incorporated herein by reference to (i) the information under the heading "Election of Directors" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement") and (ii) the information under the heading "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the 1996 Proxy Statement within 120 days after July 31, 1996.


Item 11. Executive Compensation.

         Information in response to this item is incorporated herein by reference to the information under the heading "Executive Compensation" in the 1996 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information in response to this item is incorporated herein by reference to the information under the heading "Voting Securities and Principal Holders -- Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         Information in response to this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the 1996 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents filed:

         1.    Financial statements.

               The financial statements required to be filed by Item 8 hereof have been incorporated by reference to the Registrant's 1996 Annual Report to Shareholders and consist of the following:

               Report of Ernst & Young LLP, Independent Auditors Balance Sheets as of July 31, 1995 and 1996 Statements of Income for each of the three years ended July 31, 1994, 1995 and 1996 Statements of Shareholders' Equity for each of the three years ended July 31, 1994, 1995 and 1996 Statements of Cash Flows for each of the three years ended July 31, 1994, 1995 and 1996 Notes to Financial Statements

         2.    Financial statement schedules.

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.    Exhibits.

         See Exhibit Index included as the last part of this report, which Index is incorporated herein by this reference.

     (b) Reports on Form 8-K:

         No Current Reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CIRCUITS CORP.

By  /s/ Frederick G. McNamee, III                         Dated October 28, 1996
   -----------------------------------------
   Frederick G. McNamee, III
   Chairman of the Board, President,
   Chief Executive Officer
   and Director

By  /s/ Joseph G. Andersen                                Dated October 28, 1996
   ------------------------------------------
   Joseph G. Andersen
   Vice President - Finance, Chief Financial
     Officer, Secretary and Treasurer
   (principal financial and accounting
   officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                  Title                      Date
         ---------                  -----                      ----

/s/ Frederick G. McNamee, III   Chairman of the            October 28, 1996
-----------------------------   Board, President,
Frederick G. McNamee, III       Chief Executive
                                Officer and
                                Director


/s/ Angelo A. DeCaro, Jr.       Director                   October 28, 1996
-----------------------------
Angelo A. DeCaro, Jr.

/s/ Michael O. Flatt            Director                   October 28, 1996
-----------------------------
Michael O. Flatt

/s/ Albert A. Irato, Jr.        Director                   October 28, 1996
-----------------------------
Albert A. Irato

/s/ Michael F. Jarko            Director                   October 28, 1996
-----------------------------
Michael F. Jarko

/s/ John Nance                  Director                   October 28, 1996
-----------------------------
John Nance

/s/ David C. Wetmore            Director                   October 28, 1996
-----------------------------
David C. Wetmore

                           CONTINENTAL CIRCUITS CORP.

                      Exhibit Index to Report on Form 10-K
                     for the fiscal year ended July 31, 1996


                                                                                                           Filed
                                                                                                           -----
Exhibit          Description                                       Incorporated herein by reference        Herewith
-------          -----------                                       --------------------------------        --------
No.                                                                to:
---                                                                ---
3.1              Articles of Incorporation, as amended             Exhibit 3.1 to Registrant's
                                                                   Registration Statement on Form
                                                                   S-1 declared effective on March
                                                                   14, 1995 (SEC File 33-88368)
                                                                   ("March 1995 S-1")

3.2              By-Laws, as amended                               Exhibit 3.2 to March 1995 S-1

4.1              Article fifth of Certificate of Incorporation     Exhibit 4.1 to March 1995 S-1
                 of Registrant

10.1             Loan Agreement by and between                     Exhibit 10.1 to Registrant's
                 Registrant and Bank One, Arizona, NA              Quarterly Report on From 10-Q
                 dated October 31, 1995 (including                 for the Quarter Ended October
                 Arbitration Resolution and Consent and            31, 1995 ("October 1995 10-Q")
                 Agreement of Guarantor between
                 Continental Circuits Corp. and Bank One
                 Arizona, NA)

10.2             Promissory Note between Registrant and            Exhibit 10.2 to October 1995
                 Bank One, Arizona, NA dated October 31,           10-Q
                 1995

10.3             Revolving Promissory Note between                 Exhibit 10.3 to October 1995
                 Registrant and Bank One, Arizona, NA              10-Q
                 dated October 31, 1995

10.4             Deed of Trust, Assignment of Rents,               Exhibit 10.4 to March 1995 S-1
                 Security Agreement, and Fixture Filing by
                 and among Registrant, Arizona Trust
                 Deed Corporation, an Arizona
                 Corporation, and Bank One, Arizona, NA
                 dated April 28, 1994

10.5             Security Agreement by Registrant in favor         Exhibit 10.5 to March 1995 S-1
                 of Bank One, Arizona, NA dated April 28,
                 1994

10.6             Pledge and Irrevocable Proxy Security             Exhibit 10.6 to March 1995 S-1
                 Agreement by Registrant in favor of Bank
                 One, Arizona, NA dated April 28, 1994

--------------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                                                                                           Filed
                                                                                                           -----
Exhibit          Description                                       Incorporated herein by reference        Herewith
-------          -----------                                       --------------------------------        --------
No.                                                                to:
---                                                                ---
10.7             Environmental Indemnity Agreement by              Exhibit 10.7 to March 1995 S-1
                 Registrant in favor of Bank One, Arizona,
                 NA dated April 28, 1994

10.8*            Form of Indemnification Agreement for             Exhibit 10.9 to March 1995 S-1
                 Directors and Officers

10.9*            Registrant's 1987 Stock Option Plan               Exhibit 10.10 to March 1995 S-1

10.10*           Form of Letter of Grant of options                Exhibit 10.11 to March 1995 S-1
                 pursuant to Registrant's 1987 Stock
                 Option Plan (including Share Repurchase
                 Agreement and Consent of Spouse)

10.11*           Form of Share Repurchase Agreement                Exhibit 10.12 to March 1995 S-1
                 pursuant to Registrant's 1985 Stock
                 Option Plan (including Consent of
                 Spouse)

10.12*           Form of Letter of Grant of options to             Exhibit 10.13 to March 1995 S-1
                 Frederick G. McNamee, III

10.13*           Compensation Agreement between                    Exhibit 10.14 to March 1995 S-1
                 Registrant and Robert F. Lutz dated June
                 30, 1993

10.14*           Confidentiality and Non-Competition               Exhibit 10.15 to March 1995 S-1
                 Agreement between Registrant and Robert
                 F. Lutz dated January 1, 1995

10.15*           Compensation Agreement between                    Exhibit 10.16 to March 1995 S-1
                 Registrant and Frederick G. McNamee, III
                 dated as of September 12, 1994

10.16*           Separation Agreement and Release                  Exhibit 10.17 to March 1995 S-1
                 between Registrant and Michael O. Flatt
                 dated as of October 2, 1994

10.17*           Compensation Agreement between                    Exhibit 10.18 to March 1995 S-1
                 Registrant and Mark R. Hollinger dated
                 September 26, 1994

10.18*           Termination Agreement between                                                             X
                 Registrant and Thomas E. Linnen
                 effective as of July 23, 1996

10.19*           Employment Offer Letter for                                                               X
                 Joseph G. Andersen

--------------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                                                                                           Filed
                                                                                                           -----
Exhibit          Description                                       Incorporated herein by reference        Herewith
-------          -----------                                       --------------------------------        --------
No.                                                                to:
---                                                                ---
10.20            Letter regarding Agreement to Settle              Exhibit 10.19 to March 1995 S-1
                 Action dated September 20, 1993 by C.W.
                 Jackson and Steven D. Fisher

10.21            Settlement Agreement and Release entered          Exhibit 10.20 to March 1995 S-1
                 into September 30, 1993 by and among
                 C.W. Jackson, Marguerite L. Jackson,
                 Steven D. Fisher, Lynn Ann Fisher, Fisher
                 Research, Inc., an Arizona corporation,
                 Registrant, Robert F. Lutz, Patricia Lutz,
                 Michael O. Flatt, Joanie Flatt, Leo A.
                 Small, Shelle Small, John W. Maddux,
                 Thomas Linnen, Barbara Linnen, Joan
                 Carr and Leatrice Carr

10.22            Registration Rights Agreement dated as of         Exhibit 10.21 to March 1995 S-1
                 October 1, 1993 by and among Registrant,
                 Steven D. Fisher and C.W. Jackson
                 (included as Exhibit D in Exhibit 10.20)

10.23            Standstill Agreement effective as of              Exhibit 10.22 to March 1995 S-1
                 October 1, 1993 by and among Registrant,
                 Steven D. Fisher and C.W. Jackson
                 (included as Exhibit D in Exhibit 10.20)

10.24            Preemptive Rights Agreement dated                 Exhibit 10.23 to March 1995 S-1
                 October 1, 1993 by and among Registrant,
                 C.W. Jackson, Marguerite L. Jackson,
                 Steven D. Fisher, and Lynn An Fisher
                 (included as Exhibit F in Exhibit 10.20)

11.1             Statement re computation of per share                                                     X
                 earnings

13.1             Annual Report to Shareholders                                                             X

21.1             Subsidiaries of Registrant                                                                Exhibit 21.1
                                                                                                           to March
                                                                                                           1995 S-1

23.1             Consent to Ernst & Young LLP                                                              X

27.1             Financial Data Schedule                                                                   X

--------------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.