Form 10-K/A
period 1996-07-31
CONTINENTAL CIRCUITS CORP
filed 1996-11-14
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                         Commission file number: 0-25554

                           Continental Circuits Corp.
                           __________________________
             (Exact name of registrant as specified in its charter)

              Delaware                                       86-0267198
              ________                                       __________
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   3502 East Roeser Road, Phoenix, Arizona                      85040
   _______________________________________                      _____
   (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 602-268-3461

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ____________________________
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

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

CONTINENTAL CIRCUITS CORP.


By /s/  Joseph G. Andersen                               Dated November 12, 1996
  --------------------------------------------
     Joseph G. Andersen
     Vice President - Finance, Chief Financial
       Officer, Secretary and Treasurer
     (principal financial and accounting
     officer)

                           CONTINENTAL CIRCUITS CORP.

                      Exhibit Index to Report on Form 10-K
                     for the fiscal year ended July 31, 1996

                                                                                                           Filed         Previously
                                                                                                           -----         ----------
Exhibit          Description                                       Incorporated herein by reference        Herewith      Filed
-------          -----------                                       --------------------------------        --------      -----
No.                                                                to:
---                                                                ---

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

--------------------

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.


                                      EX-1

                                                                                                           Filed         Previously
                                                                                                           -----         ----------
Exhibit          Description                                       Incorporated herein by reference        Herewith      Filed
-------          -----------                                       --------------------------------        --------      -----
No.                                                                to:
---                                                                ---
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

10.15*           Compensation Agreement between                    Exhibit 10.16 to March 1995 S-1
                 Registrant and Frederick G. McNamee, III
                 dated as of September 12, 1994

10.16*           Separation Agreement and Release                  Exhibit 10.17 to March 1995 S-1
                 between Registrant and Michael O. Flatt
                 dated as of October 2, 1994

10.17*           Compensation Agreement between                    Exhibit 10.18 to March 1995 S-1
                 Registrant and Mark R. Hollinger dated
                 September 26, 1994

10.18*           Termination Agreement between                                                                           X
                 Registrant and Thomas E. Linnen
                 effective as of July 23, 1996

10.19*           Employment Offer Letter for Joseph G.                                                                   X
                 Andersen


--------------------

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.



                                   EX-2

                                                                                                           Filed         Previously
                                                                                                           -----         ----------
Exhibit          Description                                       Incorporated herein by reference        Herewith      Filed
-------          -----------                                       --------------------------------        --------      -----
No.                                                                to:
---                                                                ---
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

11.1             Statement re computation of per share                                                                   X
                 earnings

13.1             Annual Report to Shareholders                                                             X

21.1             Subsidiaries of Registrant                        Exhibit 21.1 to March 1995 S-1

23.1             Consent of Ernst & Young LLP                                                              X

27.1             Financial Data Schedule                                                                                 X


--------------------

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.



                                      EX-3