Form 10-Q
period 1996-11-02
CONTINENTAL CIRCUITS CORP
filed 1996-12-17
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended       November 2, 1996
                                      --------------------------
                                     OR

  [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from             to
                                    ------------     ----------

Commission file number           0-25554
                           -------------------

                           CONTINENTAL CIRCUITS CORP.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            86-0267198
    --------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


3502 East Roeser Road, Phoenix, Arizona                            85040
---------------------------------------                         ------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code          (602) 268-3461

------------------------

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

     The number of shares outstanding of each of the issuer's classes of common stock was 7,195,325 shares common stock, par value $.01, as of December 1, 1996.

                           CONTINENTAL CIRCUITS CORP.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONTINENTAL CIRCUITS CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                            Three months ended
                                         November 2,    October 31,
                                          --------       --------
                                             1996          1995
                                             ----          ----

Net sales                                 $ 27,123       $ 28,508
Cost of products sold                       22,660         22,775
                                          --------       --------
Gross profit                                 4,463          5,733
Selling, general and administrative
   expenses                                  2,030          1,913
                                          --------       --------
Income from operations                       2,433          3,820
Other (income) expense:
     Interest expense                           64            110
     Other                                       4            (13)
                                          --------       --------
Income before income taxes                   2,365          3,723
Income taxes                                   932          1,475
                                          --------       --------
Net income                                $  1,433       $  2,248
                                          ========       ========

Net income per share                      $   0.19       $   0.30
                                          ========       ========

Number of shares used in computing
     net income per share                    7,424          7,430
                                          ========       ========


See notes to condensed financial statements.

                           CONTINENTAL CIRCUITS CORP.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                               November 2,     July 31,
                                                                  1996          1996
                                                                  ----          ----
Assets                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                  $ 5,584       $ 3,851
     Accounts receivable, less allowance of $39 at
          November 2, 1996 and $167 at July 31, 1996             15,935        15,114
     Inventories                                                  5,981         4,796
     Prepaid expenses, income taxes and other                       265           499
     Deferred income taxes                                          714           714
                                                                -------       -------
Total current assets                                             28,479        24,974
Property, plant, and equipment:
     Land                                                         3,171         2,899
     Buildings and improvements                                  19,267        18,353
     Machinery & equipment                                       54,923        53,065
                                                                -------       -------
                                                                 77,361        74,317
     Accumulated depreciation                                    41,600        40,200
                                                                -------       -------
                                                                 35,761        34,117
Other assets                                                        518           495
                                                                -------       -------
Total assets                                                    $64,758       $59,586
                                                                =======       =======
Liabilities and shareholders' equity Current liabilities:
     Accounts payable                                           $ 8,746       $ 7,193
     Accrued vacation                                               818           720
     Other accrued expenses                                       1,994         1,332
     Income taxes                                                   673             -
     Current portion of long-term debt                            1,000         1,000
                                                                -------       -------
Total current liabilities                                        13,231        10,245
Long-term debt, less current portion                              4,083         3,333
Deferred income taxes                                             1,976         1,976
Commitments and contingencies
Total shareholders' equity                                       45,468        44,032
                                                                -------       -------
Total liabilities and shareholders' equity                      $64,758       $59,586
                                                                =======       =======

See notes to condensed financial statements.

                           CONTINENTAL CIRCUITS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                Three months ended
                                                              November 2,  October 31,
                                                               ---------------------
                                                                 1996          1995
                                                                 ----          ----
Operating activities
Net income                                                    $ 1,433       $  2,248
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                            1,400          1,528
        Deferred income taxes                                       -              1
        Provision for doubtful accounts                             6              6
        Changes in operating assets and liabilities:
               Accounts receivable                               (827)        (2,887)
               Inventories                                     (1,185)          (443)
               Prepaid expenses, income taxes and other           234           (152)
               Other assets                                       (23)            13
               Accounts payable                                 1,553            507
               Accrued expenses                                   760            141
               Income taxes payable                               673            867
                                                              -------       --------
Net cash provided by operating activities                       4,024          1,829
Investing activities
Purchases of property, plant, and equipment                    (3,044)        (3,285)
Financing activities
Principal payments on long-term debt                             (250)          (536)
Borrowings under long-term debt and line of credit              1,000          2,036
Proceeds from issuance of common stock, net
     of issuance costs                                              3             18
                                                              -------       --------
Net cash provided (used) by financing activities                  753          1,518
                                                              -------       --------
Net increase in cash and cash equivalents                       1,733             62
Cash and cash equivalents at beginning of period                3,851          2,038
                                                              -------       --------
Cash and cash equivalents at end of period                    $ 5,584        $ 2,100
                                                              =======       ========

See notes to condensed financial statements

CONTINENTAL CIRCUITS CORP.
Notes to Condensed Financial Statements
(Unaudited)

November 2, 1996

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 2, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

Note 2.  Inventories

The components of inventory consist of the following:

                           November 2,      July 31,
                             1996             1996
                             ----             ----
                                 (In thousands)

Raw material               $   636          $   649
Work in process              3,676            2,487
Finished goods               1,669            1,660
                           -------          -------
                           $ 5,981          $ 4,796
                           =======          =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

INTRODUCTION

         Except for historical information contained herein, the information in this document contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause the Company's actual performance to differ materially from the forward-looking material. Factors which could cause or contribute to such differences include, but are not limited to, the general economic and business conditions affecting the volatile electronics industry, accuracy of customer forecasts and communications with the Company, competitive pressures from other independent and captive circuit board manufacturers, the Company's manufacturing efficiency, the "Risk Factors" set forth in the Company's preliminary prospectus dated September 8, 1995, and the Company's regular financial filings with the Securities and Exchange Commission. The forward-looking statements should be considered in light of these risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through cash generated from operations, although such funds have been supplemented by borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been to pay operating expenses, make capital expenditures and service debt.

         Cash generated from operations totaled $4.0 million and $1.8 million for the three months ended November 2, 1996 and October 31, 1995 respectively. Major cash uses include inventory growth of $1.2 million and accounts receivable of $800,000 for the three months ended November 2, 1996 and accounts receivable of $2.9 million for the three months ended October 31, 1995. In both periods, the Company experienced an increase in overall business activity from the corresponding prior quarter ended July 31. Net sales growth from the previous quarter ended July 31 was 10.6% and 11.6% for the three months ended November 2, 1996 and October 31, 1995 respectively. For the quarter ended November 2, 1996, total inventories grew by 24.7% from the quarter ended July 31, 1996 to support the sales increase noted above and anticipated requirements for the quarter ending February 1, 1997. All inventory growth was in manufacturing work in process. The accounts receivable increase noted above for the three months ended November 2, 1996 and October 31, 1995 was primarily a result of sales increases from their respective prior periods.

         Capital expenditures totaled $3.0 million and $3.3 million for the three months ended November 2, 1996 and October 31, 1995 respectively. Capital expenditures for the three months ended November 2, 1996 were for routine replacements and purchase of an adjacent building for $1.1 million. Capital expenditures for the three months ended October 31, 1995 were for routine replacements and the execution of the fiscal 1995 capital expansion plan. All purchases were financed through cash generated from operations.

         The Company believes that funds generated from operations and borrowing availability under the existing line of credit agreement will be sufficient through fiscal 1997. At November 2, 1996, there was no outstanding balance on the $10 million line of credit.

         On December 3, 1996, the Company completed the purchase of an additional adjacent building for $1.7 million for enhanced manufacturing capability. The funds for the additional building were provided from operations.

         As previously announced, the Company has signed a letter of intent in connection with the acquisition by the Company of Sigma Circuits, Inc. by an exchange of stock. The Company is conducting due diligence on the acquisition, and does not believe that the closing will occur in early calendar year 1997 as previously anticipated.

RESULTS OF OPERATIONS

Comparison of Three Months ended November 2, 1996 and October 31, 1995

         Net sales decreased 4.9 % to $27.1 million for the three months ended November 2, 1996 from $28.5 million for the three months ended October 31, 1995. This decrease was the result of a unit volume decrease offset by a continuing mix shift toward higher layer count, more complex products. Overall, price per layer dropped from period to period. The Company's principal customers are manufacturers and contract manufacturers of electronic devices that are subject to rapid technological change, product obsolescence and economic cycles.

         Gross profit as a percent of net sales decreased to 16.4 % for the three months ended November 2, 1996 from 20.1% for the three months ended October 31, 1995. This decrease was the result of additional labor costs and overtime associated with the rapid increase in business activity and the training activity for the new employees. Overhead was expensed from inventory as internal capacity exceeded the business level during the three months ended November 2, 1996.

         Selling, general and administrative expenses increased 6.1% to $2.0 million for the three months ended November 2, 1996 from $1.9 million for the three months ended October 31, 1995. This increase was primarily the result of administrative salaries and advertising.

         Income from operations decreased 36.3% to $2.4 million, or 9.0% of net sales, for the three months ended November 2, 1996 from $3.8 million, or 13.4 % of net sales, for the three months ended October 31, 1995 as a result of the above factors.

         Interest expense decreased 41.8 % to $64,000 for the three months ended November 2, 1996 from $110,000 for the three months ended October 31, 1995. Interest expense is net of interest earned on cash balances and interest expense on long-term debt obligations. This decrease was a result of higher interest earned during the three months ended November 2, 1996 due to a larger average cash balance than during the three months ended October 31, 1995.

         Income taxes decreased 36.8 % to $900,000 for the three months ended November 2, 1996 from $1.5 million for the three months ended October 31, 1995. The decrease was a result of the decrease in income before taxes.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on December 13, 1996 in Phoenix, Arizona. The election of three directors for three year terms, the approval of the Continental Circuits Corp. Employee Stock Purchase Plan ("ESOP") and the approval of the Continental Circuits Corp. 1996 Stock Option Plan ("Stock Option Plan") were the matters before the security holders. Results of the shareholder action are set forth in the following table:

                                                                               With-                  Non-
To elect:                    For            %*       Against         %*        Held          %*       Votes           %*
                             ---            --       -------         --        ----          --       -----           --
Angelo A. DeCaro, Jr      5,648,981        78.5            0         0.0      102,283        1.4            0         0.0
Albert A. Irato           5,727,481        79.6            0         0.0       23,783        0.3            0         0.0
John W. Nance             5,699,981        79.2            0         0.0       51,283        0.7            0         0.0

ESOP                      4,050,831        56.3       50,459         0.7       26,935        0.4    1,623,039        22.6
Stock Option Plan         2,457,990        34.2    1,611,137        22.4       32,955        0.5    1,649,182        22.9

Total Shares Voted        5,751,264        79.9
Total Shares Unvoted      1,443,461        20.1
Total Shares Outstanding  7,194,725

*  Percentages are stated in terms of total shares outstanding.


ITEM 5.           OTHER INFORMATION

         On November 4, 1996, the Company announced that it had recently signed an interim, non-exclusive sub-licensing agreement with Hewlett-Packard Company that grants the Company the rights to use DYCOstrate(R), an advanced interconnect substrate production technology. DYCOstrate(R) is a plasma etching process used to produce extremely small (under .006-inch) diameter holes, or "microvias" in interconnect products. With it, the Company can produce the smaller form factors, higher circuit densities, and more effectively manage the heat requirements of advanced, high-performance computer, telecommunication, instrumentation and aerospace applications.

         The Company has adopted a 4-4-5 calendar with thirteen weeks in each quarter, with each quarter ending on a Saturday, except for the last quarter of the fiscal year, which will still end on July 31 of each calendar year. For the fiscal year ended July 31, 1997, the quarters will end on November 2, 1996, February 1, 1997, May 3, 1997 and July 31, 1997.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

                  See Exhibit Index following the signature page, which is incorporated herein by this reference.

(b)               Reports on Form 8-K

                  One report on Form 8-K was filed during the quarter ended November 2, 1996. The report on Form 8-K was filed on October 15, 1996. The report announced the signing of a letter of intent by the Company pertaining to the acquisition of Sigma Circuits, Inc. No financial statements were filed with the report.

                                                                       FORM 10-Q
                  a letter of intent by the Company pertaining to the acquisition of Sigma Circuits, Inc. No financial statements were filed with the report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CONTINENTAL CIRCUITS CORP.

                                            (Registrant)

Date:    December 17, 1996        By:  /s/ Frederick G. McNamee, III
                                       -----------------------------
                                       Frederick G. McNamee, III
                                       Chairman of the Board, President
                                              and Chief Executive Officer


Date:    December 17, 1996        By: /s/ Joseph G. Andersen
                                      ----------------------
                                      Joseph G. Andersen
                                      Vice-President of Finance, Chief Financial
                                              Officer, Secretary and Treasurer

                                  EXHIBIT INDEX
                                       TO
                           CONTINENTAL CIRCUITS CORP.
                                    FORM 10-Q
             QUARTERLY REPORT FOR THE QUARTER ENDED NOVEMBER 2, 1996
                            (Commission File 0-25554)

Exhibit           Description
-------           -----------

3.1               Certificate of Incorporation of Registrant, as amended (1)

3.2               Bylaws of Registrant, as amended (1)

10.1              Purchase and Sale Agreement between IPEC Planar Phoenix, Inc.
                  and Registrant dated August 2, 1996.

10.2 Purchase and Sale Agreement between Arizona Refrigeration Supplies, Inc. and Registrant dated December 3, 1996.

11                Statement re: computation of net income per share

27                Financial Data Schedule

----------------------

(1) Incorporated by reference to identically numbered exhibit in Registrant's registration statement on Form S-1 (SEC File No. 33-88368), as amended, initially filed on January 9, 1995.