Form 10-Q
period 1997-02-02
CONTINENTAL CIRCUITS CORP
filed 1997-03-19
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended    February 2, 1997
                                       ----------------

                                       OR

  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------      -------------------

Commission file number         0-25554
                               --------

                           CONTINENTAL CIRCUITS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                      86-0267198
       ---------------------                              ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3502 East Roeser Road, Phoenix, Arizona                         85040
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (602) 268-3461
                                                              ----------------

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

     The number of shares outstanding of each of the issuer's classes of common stock was 7,220,274 shares common stock, par value $.01, as of March 3, 1997.

                           CONTINENTAL CIRCUITS CORP.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                           CONTINENTAL CIRCUITS CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)


                                          Three months ended          Six months ended
                                      February 2,   January 31,   February 2,  January 31,
                                      -----------  ------------  ------------  ------------
                                          1997        1996            1997        1996
                                        -------      -------         -------     -------

Net sales                               $29,562      $28,860         $56,685     $57,368
Cost of products sold                    24,392       22,645          47,052      45,420
                                        -------      -------         -------     -------
Gross profit                              5,170        6,215           9,633      11,948
Selling, general and administrative
   expenses                               1,809        2,184           3,839       4,097
                                        -------      -------         -------     -------
Income from operations                    3,361        4,031           5,794       7,851
Other (income) expense:
     Interest expense                        59          183             123         293
     Other                                  321           38             325          25
                                        -------      -------         -------     -------
Income before income taxes                2,981        3,810           5,346       7,533
Income taxes                              1,164        1,505           2,096       2,980
                                        -------      -------         -------     -------
Net income                              $ 1,817      $ 2,305         $ 3,250     $ 4,553
                                        =======      =======         =======     =======

Net income per share                    $  0.24      $  0.31         $  0.44     $  0.61
                                        =======      =======         =======     =======

Number of shares used in computing
     net income per share                 7,432        7,431           7,428       7,432
                                        =======      =======         =======     =======


See notes to condensed financial statements.

                           CONTINENTAL CIRCUITS CORP.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                            February 2,   July 31,
                                                               1997         1996
                                                              -------     -------
Assets                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                $ 2,775     $ 3,851
     Accounts receivable, less allowance of $34 at
          February 2, 1997 and $167 at July 31, 1996           18,218      15,114
     Inventories                                                6,715       4,796
     Prepaid expenses, income taxes and other                     345         499
     Deferred income taxes                                        714         714
                                                              -------     -------
Total current assets                                           28,767      24,974

Property, plant, and equipment:                                81,906      74,317
     Accumulated depreciation                                  43,038      40,200
                                                              -------     -------
                                                               38,868      34,117
Other assets                                                       69         495
                                                              -------     -------
Total assets                                                  $67,704     $59,586
                                                              =======     =======

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                         $10,941     $ 7,193
     Accrued expenses and taxes                                 2,672       2,052
     Current portion of long-term debt                          1,000       1,000
                                                              -------     -------
Total current liabilities                                      14,613      10,245
Long-term debt, less current portion                            3,833       3,333
Deferred income taxes                                           1,976       1,976
Shareholders' equity:
     Preferred stock, $.01 par value:
          Authorized shares -- 1,000,000
          Issued and outstanding shares -- none
     Common stock                                                  72          72
     Additional paid-in capital                                10,212      10,077
     Retained earnings                                         36,998      33,883
                                                              -------     -------
Total shareholders' equity                                     47,282      44,032
                                                              -------     -------
Total liabilities and shareholders' equity                    $67,704     $59,586
                                                              =======     =======


See notes to condensed financial statements.

                           CONTINENTAL CIRCUITS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Six months ended
                                                       February 2, January 31,
                                                       -----------------------
                                                         1997          1996
                                                         ----          ----

Operating activities
Net income                                              $ 3,250      $ 4,553
Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                        2,838        3,017
      Provision for doubtful accounts (credit)             (133)         162
      Changes in operating assets and liabilities:
           Accounts receivable                           (2,971)      (2,686)
           Inventories                                   (1,919)        (721)
           Prepaid expenses, income taxes and other         154           98
           Other assets                                     291           62
           Accounts payable                               3,748          540
           Accrued expenses                                 (72)        (374)
           Income taxes payable                             692         (256)
                                                        --------------------
Net cash provided by operating activities                 5,878        4,395

Investing activities
Purchases of property, plant, and equipment              (7,589)      (5,793)

Financing activities
Principal payments on long-term debt                       (500)        (536)
Borrowings under long-term debt and line of credit        1,000        1,869
Proceeds from issuance of common stock, net
     of issuance costs                                      135           35
                                                        --------------------
Net cash provided (used) by financing activities            635        1,368
                                                        --------------------
Net increase in cash and cash equivalents                (1,076)         (30)
Cash and cash equivalents at beginning of period          3,851        2,038
                                                        --------------------
Cash and cash equivalents at end of period              $ 2,775      $ 2,008
                                                        ====================

See notes to condensed financial statements

CONTINENTAL CIRCUITS CORP.
Notes to Condensed Financial Statements
(Unaudited)

February 2, 1997

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended February 2, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

Note 2.  Inventories

The components of inventory consist of the following:

                        February 2,       July 31,
                          1997              1996
                          ----              ----
                              (In thousands)

Raw material            $    498          $    649
Work in process            4,148             2,487
Finished goods             2,069             1,660
                        --------          --------
                        $  6,715          $  4,796
                        ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months ended February 2, 1997 and January 31, 1996

      Net sales increased 2.4% to $29.6 million for the three months ended February 2, 1997 from $28.9 million for the three months ended January 31, 1996. The combination of the effects of production levels, pricing per layer, and a continuing mix shift toward higher layer count, more complex products resulted in the increase. The Company's principal customers are OEM manufacturers and contract manufacturers of electronic devices that are subject to rapid technological change, product obsolescence and economic cycles.

      Gross profit as a percent of net sales decreased to 17.5% for the three months ended February 2, 1997 from 21.5% for the three months ended January 31, 1996. Gross profit was negatively impacted by the cancellation of a high margin customer program during the quarter. Additionally, the decrease was a result of the lower productivity per employee and training costs for newly hired employees. The Company hired new employees during the quarter to support business growth in the base business and innerlayer and quick-turn expansion.

      Selling, general and administrative expenses decreased 17.2% to $1.8 million for the three months ended February 2, 1997 from $2.2 million for the three months ended January 31, 1996. This decrease was primarily the result of reduced discretionary spending.

      Income from operations decreased 16.6% to $3.4 million, or 11.4% of net sales, for the three months ended February 2, 1997 from $4.0 million, or 14.0% of net sales, for the three months ended January 31, 1996 as a result of the above factors.

      Net interest expense decreased 67.8% to $59,000 for the three months ended February 2, 1997 from $183,000 for the three months ended January 31, 1996. This decrease was a result of higher interest earned during the three months ended February 2, 1997 due to a larger average cash balance than during the three months ended January 31, 1996, and $1.0 million of long-term debt financed at a favorable interest rate.

      Income before income taxes was unfavorably impacted by an other expense increase of $300,000 as a result of a one-time charge of legal and other professional costs associated with the abandoned acquisition of Sigma Circuits, Inc.

      Income taxes decreased 22.7% to $1.2 million for the three months ended February 2, 1997 from $1.5 million for the three months ended January 31, 1996 as a result of lower income before taxes. The effective tax rate was approximately 39% for both periods.

Comparison of Six Months ended February 2, 1997 and January 31, 1996

      Net sales were flat at $56.7 million for the six months ended February 2, 1997 versus $57.4 million for the six months ended January 31, 1996.

      Gross profit as a percent of net sales decreased to 17.0% for the six months ended February 2, 1997 from 20.8% for the six months ended January 31, 1996. Gross profit was negatively impacted during the 1997 period by the cancellation of a high margin customer program and lower productivity and training costs associated with direct labor increases to support business growth.

      Selling, general and administrative expenses decreased 6.3% to $3.8 million for the six months ended February 2, 1997 from $4.1 million for the six months ended January 31, 1996. The decrease was the result of lower discretionary spending.

      Income from operations decreased 26.2% to $5.8 million for the six months ended February 2, 1997 from $7.9 million for the six months ended January 31, 1996 as a result of the above factors.

      Net interest expense decreased 58.0% to $123,000 for the six months ended February 2, 1997 from $293,000 for the six months ended January 31, 1996. This decrease was a result of higher interest earned during the six months ended February 2, 1997 due to a larger average cash balance than during the six months ended January 31, 1996, and $1.0 million of long-term debt financed at a favorable interest rate.

      Other expense increased $300,000 as a result of the one-time charge of legal and other professional costs associated with the abandoned acquisition of Sigma Circuits, Inc.

      Income taxes decreased 29.7% to $2.1 million for the six months ended February 2, 1997 compared to $3.0 million for the six months ended January 31, 1996 as a result of lower income before taxes. The effective tax rate was approximately 39% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations primarily through cash generated from operations, although such funds have been supplemented by borrowings under a line of credit and term notes as needed. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures and service debt.

      Cash generated from operations totaled $5.9 million and $4.4 million for the six months ended February 2, 1997 and January 31, 1996 respectively. Major cash uses include inventory growth of $1.9 million and accounts receivable of $3.0 million for the six months ended February 2, 1997 and accounts receivable growth of $2.7 million for the six months ended January 31, 1996. The 1997 inventory increase was primarily in work in process to support the sales growth over the period. Accounts receivable growth for both six month periods was a result of strengthening end of quarter sales.

      Capital expenditures totaled $7.6 million and $5.8 million for the six months ended February 2, 1997 and January 31, 1996 respectively. Capital expenditures for the six months ended February 2, 1997 were for routine replacements and the purchase of two buildings adjacent to the current Phoenix operations for a total of $2.8 million. Capital expenditures for the six months ended January 31, 1996 were for routine replacements. All purchases were financed through cash generated from operations.

      The Company believes that funds generated from operations and borrowing availability under the existing line of credit agreement will be sufficient for routine equipment replacement through fiscal 1997. The Company is evaluating the need to increase its credit facilities to finance its growth strategy over 1997 and 1998. The Company believes it will be successful in negotiating the increased credit facilities.


FORWARD-LOOKING STATEMENTS

      The statements contained in this document regarding management's anticipation of sufficiency of funds and negotiation of credit facilities constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the cost and amount of equipment required for replacements and growth, and the availability and qualification for credit. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

                                CONTINENTAL CIRCUITS CORP.
                               (Registrant)

Date: March 18, 1997             By:  /s/ Frederick G. McNamee, III
                                      -----------------------------
                                      Frederick G. McNamee, III
                                      Chairman of the Board, President
                                          and Chief Executive Officer



Date: March  18, 1997            By:  /s/ Joseph G. Andersen
                                      -----------------------------
                                      Joseph G. Andersen
                                      Vice-President of Finance, Chief Financial
                                          Officer, Secretary and Treasurer

                                  EXHIBIT INDEX
                                       TO
                           CONTINENTAL CIRCUITS CORP.
                                    FORM 10-Q
             QUARTERLY REPORT FOR THE QUARTER ENDED FEBRUARY 2, 1997
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