Form 10-Q
period 1997-05-03
CONTINENTAL CIRCUITS CORP
filed 1997-06-17
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended             May 3, 1997
                                        ----------------------
                                                 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------   -------------------
Commission file number           0-25554
                                  ----------------

                           CONTINENTAL CIRCUITS CORP.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     86-0267198
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

3502 East Roeser Road, Phoenix,Arizona                        85040
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (602) 268-3461
                                                          --------------

                                    No Change
------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common stock was 7,234,826 shares common stock, par value $.01, as of June 2, 1997.

                           CONTINENTAL CIRCUITS CORP.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           CONTINENTAL CIRCUITS CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                             Three months ended                Nine months ended
                                            May 3,        April 30,         May 3,        April 30,
                                           -------        --------         -------        --------
                                            1997            1996            1997            1996
                                           -------        --------         -------        --------
Net sales                                  $31,862        $ 26,464         $88,547        $ 83,832
Cost of products sold                       25,714          22,058          72,766          67,478
                                           -------        --------         -------        --------
Gross profit                                 6,148           4,406          15,781          16,354
Selling, general and administrative
   expenses                                  2,295           2,002           6,134           6,099
                                           -------        --------         -------        --------
Income from operations                       3,853           2,404           9,647          10,255
Other (income) expense:
     Interest expense                           83             153             206             446
     Other                                      39             (29)            364              (4)
                                           -------        --------         -------        --------
Income before income taxes                   3,731           2,280           9,077           9,813
Income taxes                                 1,352             900           3,448           3,880
                                           =======        ========         =======        ========
Net income                                 $ 2,379        $  1,380         $ 5,629        $  5,933
                                           =======        ========         =======        ========

Net income per share                       $  0.32        $   0.19         $  0.76        $   0.80
                                           =======        ========         =======        ========

Number of shares used in computing
     net income per share                    7,457           7,413           7,450           7,428
                                           =======        ========         =======        ========


See notes to condensed financial statements.

                           CONTINENTAL CIRCUITS CORP.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  May 3,       July 31,
                                                                  1997           1996
                                                                 -------        -------
Assets                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                   $ 1,068        $ 3,851
     Accounts receivable - net                                    16,686         15,114
     Inventories                                                   7,204          4,796
     Prepaid expenses and other current assets                     2,225          1,213
                                                                 -------        -------
Total current assets                                              27,183         24,974

Property, plant, and equipment - net                              44,520         34,117
Other assets                                                          81            495
                                                                 -------        -------
Total assets                                                     $71,784        $59,586
                                                                 =======        =======

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                            $12,510        $ 7,193
     Accrued expenses and taxes                                    3,027          2,052
     Current portion of long-term debt                             1,000          1,000
                                                                 -------        -------
Total current liabilities                                         16,537         10,245
Long-term debt, less current portion                               3,583          3,333
Deferred income taxes                                              1,976          1,976
Shareholders' equity:
     Common stock                                                     72             72
     Additional paid-in capital                                   10,296         10,077
     Retained earnings                                            39,320         33,883
                                                                 -------        -------
Total shareholders' equity                                        49,688         44,032
                                                                 -------        -------
Total liabilities and shareholders' equity                       $71,784        $59,586
                                                                 =======        =======


See notes to condensed financial statements.

                           CONTINENTAL CIRCUITS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               Nine months ended
                                                             May 3,       April 30,
                                                           ------------------------
                                                              1997            1996
                                                           --------         -------
Operating activities
Net income                                                 $  5,629         $ 5,933
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation                                            4,453           3,782
      Deferred income taxes                                      --              --
      Provision for doubtful accounts (credit)                  (66)            318
      Changes in operating assets and liabilities:
           Accounts receivable                               (1,506)         (1,342)
           Inventories                                       (2,158)           (550)
           Prepaid expenses, income taxes and other          (1,012)           (825)
           Other assets                                         222              64
           Accounts payable                                   5,317          (1,083)
           Accrued expenses and taxes                           505            (178)
                                                           --------         -------
Net cash provided by operating activities                    11,384           6,119

Investing activities
      Purchases of property, plant, and equipment           (12,036)         (6,613)
      Purchase of a business                                 (2,600)             --
                                                           --------         -------
Net cash (used) by investing activities                     (14,636)         (6,613)

Financing activities
Principal payments on long-term debt                           (750)           (774)
Borrowings under long-term debt and line of credit            1,000           1,857
Proceeds from issuance of common stock, net
     of issuance costs                                          219             140
                                                           --------         -------
Net cash provided by financing activities                       469           1,223
                                                           --------         -------
Net increase in cash and cash equivalents                    (2,783)            729
Cash and cash equivalents at beginning of period              3,851           2,038
                                                           --------         -------
Cash and cash equivalents at end of period                 $  1,068         $ 2,767
                                                           ========         =======

See notes to condensed financial statements

CONTINENTAL CIRCUITS CORP.
Notes to Condensed Financial Statements
(Unaudited)

May 3, 1997

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

Note 2.  Inventories

The components of inventory consist of the following:

                            May 3,           July 31,
                             1997              1996
                           ------            ------
                                (In thousands)
Raw material               $  784            $  649
Work in process             4,635             2,487
Finished goods              1,785             1,660
                           ------            ------
                           $7,204            $4,796
                           ======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of Three Months ended May 3, 1997 and April 30, 1996

      Net sales increased 20.4% to $31.9 million for the three months ended May 3, 1997 from $26.5 million for the three months ended April 30, 1996. The combination of the effects of production levels, pricing per layer, and a continuing mix shift toward higher layer count, more complex products resulted in the increase. The Company's principal customers are OEM manufacturers and contract manufacturers of electronic devices that are subject to rapid technological change, product obsolescence and economic cycles.

      Gross profit as a percent of net sales increased to 19.3% for the three months ended May 3, 1997 from 16.6% for the three months ended April 30, 1996. The improvement was attributable to labor productivity increases, cost recovery efforts and improved fixed cost utilization due to the increased production volume.

      Selling, general and administrative expenses increased 14.6% to $2.3 million for the three months ended May 3, 1997 from $2.0 million for the three months ended April 30, 1996. This increase was due to additional marketing and sales costs associated with higher shipment levels, and administrative expenses supporting the recruiting and training of additional personnel.

      Income from operations increased 60.3% to $3.9 million, or 12.1% of net sales, for the three months ended May 3, 1997 from $2.4 million, or 9.1% of net sales, for the three months ended April 30, 1996 as a result of the above factors.

      Net interest expense decreased 45.8% to $83,000 for the three months ended May 3, 1997 from $153,000 for the three months ended April 30, 1996. This decrease was a result of higher interest earned during the three months ended May 3, 1997 than during the three months ended April 30, 1996, and $1.0 million of long-term debt financed at a favorable interest rate.

      Income before income taxes was unfavorably impacted by an other expense increase of $40,000 as a result of a final charge of legal and other professional costs associated with the abandoned acquisition of Sigma Circuits, Inc.

      Income taxes increased 50.2 % to $1.4 million for the three months ended May 3, 1997 from $900,000 for the three months ended April 30, 1996 as a result of higher income before taxes. Taxes for the three month period ending May 3, 1997 reflect a year-to-date adjustment for tax benefits associated with the Company's foreign sales corporation. This adjustment reduces the effective tax rate by one percent to approximately 38% for the 1997 period.

Comparison of Nine Months ended May 3, 1997 and April 30, 1996

      Net sales increased 5.6% to $88.6 million for the nine months ended May 3, 1997 versus $83.8 million for the nine months ended April 30, 1996 due to shipments of higher layer count, more complex, higher priced products.

      Gross profit as a percent of net sales decreased to 17.8% for the nine months ended May 3, 1997 from 19.5% for the nine months ended April 30, 1996. Gross profit was negatively impacted during the 1997 period by the cancellation of a high margin customer program and lower productivity and training costs associated with direct labor increases to support business growth.

      Selling, general and administrative expenses remained flat at $6.1 million during both reporting periods, with no significant spending variations.

      Income from operations decreased 5.9% to $9.6 million for the nine months ended May 3, 1997 from $10.3 million for the nine months ended April 30, 1996 as a result of the above factors.

      Net interest expense decreased 53.8% to $206,000 for the nine months ended May 3, 1997 from $446,000 for the nine months ended April 30, 1996. This decrease was a result of higher interest earned during the nine months ended May 3, 1997 due to a larger average cash balance than during the nine months ended April 30, 1996, and $1.0 million of long-term debt financed at a favorable interest rate.

      Other expense increased $340,000 as a result of the one-time charge of legal and other professional costs associated with the abandoned acquisition of Sigma Circuits, Inc.

      Income taxes decreased 11.1% to $3.4 million for the nine months ended May 3, 1997 compared to $3.9 million for the nine months ended April 30, 1996 as a result of lower income before taxes and an adjustment reducing the effective tax rate by one percent to approximately 38% to reflect benefits associated with the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations primarily through cash generated from operations, although such funds have been supplemented by borrowings under a line of credit and term notes as needed. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures and service debt.

      Cash generated from operations totaled $11.4 million and $6.1 million for the nine months ended May 3, 1997 and April 30, 1996 respectively. Major cash uses include inventory growth of $2.2 million, and accounts receivable of $1.5 million for the nine months ended May 3, 1997, accounts receivable growth of $1.3 million and accounts payable of $1.1 million for the nine months ended April 30, 1996. The 1997 inventory increase was in work in process to support the sales growth. Accounts receivable growth for the nine month period ended May 3, 1997 was consistent with increasing sales. The accounts receivables growth during the period ending April 30, 1996 was primarily a single customer which represented less than 1.5% of overall sales.

      Capital expenditures totaled $14.6 million and $6.6 million for the nine months ended May 3, 1997 and April 30, 1996 respectively. Capital expenditures for the nine months ended May 3, 1997 were for purchase and initial fit up of two additional buildings in Phoenix, routine replacements and purchase of a division of Radian International, LLC for $2.6 million in cash. Capital expenditures for the nine months ended April 30, 1996 resulted from routine replacements and completion of the fiscal 1995 planned capacity expansion. Purchases were financed using both cash generated from operations and the Company's credit facility.

      The Company believes that funds generated from operations and borrowing availability under the existing line of credit agreement will be sufficient for routine equipment replacement through fiscal 1997. The Company is evaluating the need to increase its credit facility to finance its growth strategy over 1997 and 1998. The Company believes it will be successful in negotiating the increased credit facilities.


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

                                  CONTINENTAL CIRCUITS CORP.
                                  (Registrant)

Date: June 17, 1997           By: /s/ Frederick G. McNamee, III
                                  -----------------------------
                                      Frederick G. McNamee, III
                                      Chairman of the Board, President
                                        and Chief Executive Officer



Date: June 17, 1997           By: /s/ Joseph G. Andersen
                                  -----------------------------
                                      Joseph G. Andersen
                                      Vice-President of Finance, Chief Financial
                                        Officer, Secretary and Treasurer

                                  EXHIBIT INDEX
                                       TO
                           CONTINENTAL CIRCUITS CORP.
                                    FORM 10-Q
               QUARTERLY REPORT FOR THE QUARTER ENDED MAY 3, 1997
                            (Commission File 0-25554)


Exhibit     Description
-------     -----------
3.1         Certificate of Incorporation of Registrant, as amended (1)

3.2         Bylaws of Registrant, as amended (1)

10          Purchase Agreement dated April 7, 1997 between Radian
            International, LLC and CCIR of Texas Corp.

11          Statement re: computation of net income per share

27          Financial Data Schedule

----------------------

(1) Incorporated by reference to identically numbered exhibit in Registrant's registration statement on Form S-1 (SEC File No. 33-88368), as amended, initially filed on January 9, 1995.