Form 10-K
period 1997-07-31
CONTINENTAL CIRCUITS CORP
filed 1997-10-29
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1997

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

                          Common Stock, $.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of October 20, 1997, 7,261,239 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $18.75 closing sale price on that date in the Nasdaq National Market) held by nonaffiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $123,869,325,

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                                Part of Form 10-K Into Which Portions of
              Document                                                                 Document are Incorporated
Annual Report to Shareholders for the fiscal ended year ended July 31, 1997                       Part II
Proxy Statement for 1997 Annual Meeting of Shareholders                                           Part III

                                     PART I

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Financial Statements and the Notes thereto included in the Company's 1997 Annual Report to Shareholders. Historical results are not necessarily indicative of trends in operation results for any future period.

     Except for the historical information contained herein, the discusion in this Form 10-K contain or may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in this Form 10-K and the Company's 1997 Annual Report to Shareholders. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 1.   Business.

GENERAL

Continental Circuits Corp. (the "Company" or "Continental") manufactures complex multilayer, surface mount circuit boards used in sophisticated electronic equipment in the computer, communications, instrumentation and industrial controls industries. The Company's circuit boards are used principally in workstations, desktop and notebook computers, computer networking products, storage devices, medical equipment, cellular telephones and pagers.

Circuit boards, also called printed circuit boards or printed wiring boards, are essential components in virtually all sophisticated electronic products. The circuit board is the basic platform used to interconnect and mount electronic components such as microprocessors, resistor networks and capacitors. Circuit boards consist of copper traces on an insulating (dielectric) base, which provide electrical interconnections for electronic components. The development of more sophisticated electronic equipment by original equipment manufacturers ("OEMs") combining higher performance and reliability with reduced size and cost has created a demand for increased complexity, miniaturization and density in the circuit traces. In response to this demand, multilayer boards have been developed in which several layers of circuitry are laminated together to form a single board with both horizontal and vertical electrical interconnections. Further circuit board sophistication is currently being achieved by utilizing advanced materials, decreasing the width and separation of the traces, drilling smaller holes to connect the internal trace layers and precisely situating the traces and pads on the board surface to accommodate surface mount components. In fiscal 1997, multilayer surface mount circuit boards comprised approximately 97% of the Company's net sales.

Suppliers to the worldwide circuit board market consist of independent merchant manufacturers such as the Company ("merchant manufacturers") and captive manufacturing facilities owned by OEMs ("captive manufacturers"). The Institute for Interconnecting and Packaging Electronic Components ("IPC"), an international trade association, estimates that the worldwide market for all types of circuit boards was $29.7 billion in 1996, of which the U.S. market comprised $7.7 billion. According to the IPC, in 1996 OEMs purchased approximately 87% of their total circuit board requirements from merchant manufacturers, compared to approximately 62% in

1988. This increasing market share for merchant suppliers is the result of a trend among OEMs toward greater outsourcing of their circuit board requirements.

The Company sells its products primarily to leading OEMs and contract manufacturers in the United States and abroad. The Company has focused its marketing efforts on the development of strategic relationships with key customers who are leaders in their industries and who utilize the most advanced circuit board technology. The Company's principal customers include OEMs such as Hewlett-Packard, Digital Equipment, IBM, Rockwell International/Allen-Bradley and Compaq Computer and contract manufacturers such as Solectron, SCI Systems, Jabil Circuit and Electronic Assembly. During fiscal years 1995, 1996 and 1997, exports to the foreign operations of U.S.-based customers, primarily in Singapore, Puerto Rico, Ireland and the United Kingdom, accounted for 31.2%, 27.3% and 26.2% of net sales respectively.

The Company was redomesticated in Delaware by merger in September 1987 and is the successor to an Arizona corporation of the same name which was formed in 1972. The Company's executive offices are located at 3502 East Roeser Road, Phoenix, Arizona and its telephone number is (602) 268-3461.

In April 1997, the Company acquired the assets and assumed certain liabilities of a division of Radian International LLC. Radian owned and operated an electronic panel business in Austin, Texas. The Company periodically discusses with third parties the possible acquisition of technology, product lines and businesses in the circuit board business and from time to time enters into letters of intent that provide the Company with an exclusivity period during which it considers possible acquisitions.

CUSTOMERS AND MARKETS

Set forth below is a description of the Company's markets, representative customers (listed alphabetically) and end product applications:

   MARKETS                              CUSTOMERS                                   APPLICATIONS
   -------                              ---------                                   ------------
Computers                     Bay Networks                                 Workstations, desktop computers,
                              Cisco Systems                                notebook and portable computers,
                              Compaq Computer                              servers and other computer network
                              Digital Equipment Corporation                products, midrange and mainframe
                              Hewlett-Packard Company                      computers
                              International Business Machines
                              Corporation
                              Sun Microsystems, Incorporated*
                              U.S. Robotics Access Group
                              3-COM*

Memory and Storage            Digital Equipment Corporation                2.5", 3.5" and 5.25" disk drives,
   Devices                    Exabyte Corporation                          PCMCIA products, tape drives,
                              Hewlett-Packard Company                      optical drives, SIMMs, mass storage
                              International Business Machines              products
                              Corporation
                              Quantum Corporation
                              Western Digital

Peripherals                   International Business Machines              Printers, office equipment, modems,
                              Corporation                                  option cards
                              QMS, Inc.

Communications                AT&T Corp./Lucent Technologies               Telephone switching and transmission
                              Dictaphone Corporation                       systems, global navigation products,
                              Digital Switch Americas/Asia, Inc.           satellite and microwave transmission
                              Elex/Telrad                                  products, cellular telephones, pagers,
                              Motorola, Inc.                               wireless communications products
                              Northern Telecom Ltd./Nortel
                              Olicom A/S

Instrumentation and           Hewlett-Packard Company                      Test and measurement equipment,
  Industrial Controls         Lockheed-Martin Corporation                  flight controls, medical equipment,
                              Rockwell International/Allen-Bradley         machine and process control systems

* Serviced by the Company solely through one or more contract manufacturers.


         Markets

         Set forth below is a table showing the percentage of the Company's total net sales attributable to the indicated markets for fiscal years 1995, 1996 and 1997, together with a brief description of each market.

                                                          FISCAL YEAR ENDED
                                                                JULY 31,
                                                      --------------------------
MARKETS                                               1995       1996       1997
Computers .....................................        37%        49%        48%
Memory and storage devices ....................        29         14          8
Communications ................................        14         21         24
Instrumentation and industrial controls .......        11         13         12
Peripherals ...................................         9          3          8
                                                      ---        ---        ---
         Totals ...............................       100%       100%       100%


         Computers. This segment includes computer workstations, desktop computers, notebook computers, docking stations and PDAs. The desktop computers which have served as the link to local area networks (LANs) in offices, factories and universities are being replaced by more powerful computers capable of national and global networking. In addition, increased functionality and portability is rapidly expanding the notebook computer market, associated Internet applications and a variety of other on-line services.

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

         Contract Manufacturing. In addition to direct sales to OEMs, the Company also sells to contract manufacturers. Contract manufacturing has experienced dramatic growth in recent years as OEMs have determined that they can earn higher rates of return by concentrating on research and development and product marketing rather than manufacturing capabilities. In addition, contract manufacturers aid OEMs in dealing with short product development and life cycles by providing the specialized expertise and infrastructure to permit products to be introduced more quickly. Continental's sales to contract manufacturers during fiscal 1997 were 28% of net sales.

         The Company's principal contract manufacturing customers include Solectron Corporation, SCI Systems, Jabil Circuit, Electronic Assembly, Elex, Digital Equipment, and XeTel.

SALES AND MARKETING

         The Company markets its products through a direct non-commissioned sales force of 16 people who focus on specific customers without regard to territory. Each sales person is teamed with a customer quality engineer to provide additional technical support to the customer. Ten sales people operate out of the Phoenix office. Additional sales offices are maintained in Salem, New Hampshire; Huntsville, Alabama; Santa Clara, California; Austin, Texas; Houston, Texas; and Singapore.

         The Company concentrates its marketing activities on a select number of OEMs with sizable complex multilayer, surface mount circuit board requirements. Sales to Hewlett-Packard and Compaq Computer represented approximately 20% and 15% of total net sales, respectively, in fiscal 1997 and the Company's ten largest customers accounted for approximately 75% of net sales in that year. Concentrating on a selected number of leading OEMs allows the Company to target a market and product mix which enhances manufacturing efficiency and profitability.

         International sales accounted for 31.2%, 27.3% and 26.2% of total net sales in fiscal years 1995, 1996 and 1997 respectively. Substantially all the Company's international sales are direct sales to the foreign operations of United States-based customers, primarily in Singapore, Puerto Rico, Ireland and the United Kingdom. The Company maintains sales and technical support offices in Singapore.

         The Company's products are typically sold on 30-day terms. The Company offers no formal warranty but generally adheres to a 30-day replacement policy of products with defects in materials or workmanship. Replacement costs in fiscal 1997 were less than $250,000.

MANUFACTURING AND ENGINEERING

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

         Management Information System. The Company has a management information system designed to provide the information necessary for improving quality, delivery and throughput in the production process. The Company utilizes this system to track products on a real time basis (as opposed to batch processing) and to record product process history. The electronically stored information provides the data necessary for analysis and continual process improvement.

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

         Manufacturing occurs primarily on a three-shift, five-day-a-week schedule with the weekend used for routine preventive maintenance and limited production as required, although testing and innerlayer operations are conducted on a seven-day-a-week schedule. The manufacturing workforce is well-trained, providing a solid foundation for improvements in cycle time, cost and quality.

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

BACKLOG

         The Company defines backlog as orders for products which the Company believes to be firm with shipment dates within the next twelve months, the majority of which is scheduled for shipment within 90 days. At July 31, 1997, the Company's backlog was approximately $19.5 million as compared to $16.3 million at July 31, 1996. The increase reflects the strength experienced during the latter half of the fiscal year. Backlog has increased, as the book to bill ratio has exceeded 1.0 since the end of fiscal 1997. The backlog is subject to various cancellation terms depending primarily on percent of completion and material purchased or utilized.

COMPETITION

         The market for printed circuit boards in the United States is fragmented and very competitive. According to the IPC, there are approximately 700 companies producing circuit boards in the United States. The Company competes primarily against other merchant manufacturers. There are no dominant manufacturers in the segment of the industry served by Continental, and the Company believes that relatively few producers in the United States have the technological competence and facilities to produce complex multilayer, surface mount circuit boards in commercial volumes. Primary merchant competitors of the Company are domestic and include Johnson Matthey (Advance Circuits, Inc.), Hadco Corporation, Merix Corporation and Praegitzer Incorporated plus a limited number of companies in the Far East such as Compeq and Topan. A number of the Company's competitors are larger than the Company and have greater financial, marketing and other resources.

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

EMPLOYEES

         As of July 31, 1997, the Company had 1,339 full-time employees. None of the employees is represented by a union and the Company believes there is an adequate pool of labor available to satisfy its foreseeable hiring needs. The Company considers relations with its employees to be good. The Company has not experienced any labor-related work stoppage.

Item 2.  Properties

         The Company's operations are centralized in a complex of seven adjacent modern manufacturing facilities owned by the Company located at 3502 East Roeser Road in Phoenix, Arizona. The Company leases one additional building in Austin, Texas, located at 15508 Bratton Lane, Austin, Texas. The facilities consist of an aggregate of approximately 250,000 square feet of floor space, of which 220,000 square feet are in Phoenix and 30,000 square feet are in Austin. In addition, the Company owns approximately four acres of land adjacent to existing facilities which is currently used for parking. The foregoing facilities, with the exception of one building, are subject to a security interest in favor of the Company's principal lender.

Item 3.  Legal Proceedings

         The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  Submission to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of Continental are elected by the Board of Directors to serve until their successors are elected and qualified. The following table sets forth certain information about the Company's executive officers:


       NAME                           AGE                          POSITION
       ----                           ---                          --------
Frederick G. McNamee, III             40       Chairman of the Board, President and Chief Executive Officer
Joseph G. Andersen                    40       Vice President -- Finance, Chief Financial Officer, Secretary and
                                               Treasurer
James Buchanan                        50       Vice President -- Sales and Marketing
Robert A. Kosciusko                   48       Vice President -- Human Resources
Steven N. Lach                        36       Vice President -- Manufacturing Operations
John W. Maddux                        59       Vice President -- Quality and Engineering

MR. MCNAMEE joined the Company as President and Chief Executive Officer in September 1994, and has served as a Director since November 11, 1994, and as Chairman of the Board since December 16, 1994. He spent the previous 15 years with IBM in Austin, Texas in a variety of circuit board manufacturing positions. He was manager of the IBM circuit board facility in Austin from November 1992 to September 1994 during its transition from a captive manufacturer with sales solely to IBM to a significant merchant manufacturer with sales to other OEMs. From 1989 to 1992, Mr. McNamee served as Volume Production Manager of the IBM facility in Austin.

MR. ANDERSEN joined the Company on September 3, 1996 as Vice President -- Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Andersen served as Vice President and Chief Financial Officer of Comptronix Corp., a Brentwood, Tennessee-based printed circuit board assembler with operations in the United States and Mexico, from July 1994 to August 1996, and as Director of Accounting from July 1993 to July 1994. Prior to July 1993, he served in a variety of senior financial management positions with Augat, Inc., a manufacturer of connectors, chip carriers and board testers.

MR. BUCHANAN joined the Company as Vice President -- Sales and Marketing on July 28, 1997. Before joining the Company, Mr. Buchanan served as Vice President of Sales and Marketing for Hadco Corporation, a supplier of advanced electronic interconnect products and services based in New Hampshire, from January 1997 to July 1997. From April 1991 to January 1997, Mr. Buchanan was Vice President of Sales of Zycon Corp., a California based competitor of Hadco which was acquired by Hadco in January 1997. Mr. Buchanan began his career with Zycon in 1984 and held several sales and marketing positions.

MR. KOSCIUSKO has served the Company as Vice President -- Human Resources since August 1995 and as Director of Human Resources from February 1991 until August 1995. From 1984 to 1991, he was Human Resources Manager for Ringier International, a printing company.

MR. LACH joined the Company as Vice President -- Manufacturing Operations on October 21, 1997. Before joining the Company, Mr. Lach served as Manager of Manufacturing for Via Systems, a manufacturer of printed circuit boards located in Richmond, Virginia, from December 1996 to October 1997. Mr. Lach joined AT&T Corp. in Richmond, Virginia in February 1995 and was employed by AT&T until the Richmond facility was spun off to Lucent Technologies in September 1995. Mr. Lach was then employed by Lucent from September 1995 until the Richmond facility was sold to Via Systems in December 1996. Prior to February 1995, Mr. Lach was Operations Manager of Hadco-Owego from June 1991 to February 1995, and held several positions with Parlex Nevada of Carson City, Nevada, including Plant Manager from June 1990 to May 1991 and Operations Manager from October 1986 to June 1990.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Information in response to this item is incorporated herein by reference to the information under the heading "Securities Information" in the Registrant's 1997 Annual Report to Shareholders.

Item 6.  Selected Financial Data.

         Information in response to this item is incorporated herein by reference to the information under the heading "Financial Highlights" in the Registrant's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Information in response to this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders.

         Dependence on Electronics Industry. The Company's principal customers are OEMs and contract manufacturers. The Company's markets are computers, memory and storage devices, peripherals, communications and instrumentation and industrial controls. These markets in the electronics industry are subject to rapid technological change and product obsolescence. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely to experience in the future, recessionary periods. A general recession or excess capacity in the electronics industry could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company typically does not obtain long-term volume purchase contracts from its customers. The Company focuses on strategic business partnerships and on building long-term relationships to obtain repeat business. Nonetheless, customer orders may be cancelled or delayed and volume levels may decline. There is no assurance that the Company will be able to procure timely replacements of cancelled, delayed or reduced orders. See "Item 1 - Businsss - Customers and Markets."

         Fluctuations in Operating Results. The Company's operating results are affected by a number of factors, including timing of orders from major customers, process yields, timing of expenditures in anticipation of future sales, economic conditions in the electronics industry and the mix of products, primarily variation in the average number of layers per circuit board. As a result, the Company's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Operating results can also be significantly influenced by development and introduction of new products.

         The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

         Customer Concentration. For fiscal 1997, the Company's two largest customers, Hewlett-Packard and Compaq Computer, accounted for approximately 20% and 15% of net sales, respectively, and the Company's ten largest customers accounted for approximately 75% of net sales in that year. Although there can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all, the Company expects to continue to depend on its principal customers for a significant portion of its net sales. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition and Technological Change. The market for circuit boards in the United States is fragmented and very competitive. The Company competes primarily against other merchant manufacturers. Company's competitors in this market segment are primarily domestic merchant manufacturers. In addition, OEMs with captive circuit board manufacturing operations may seek orders in the open market to fill excess capacity, thereby increasing price competition. Although the Company generally does not pursue high volume, low margin circuit board business, it may be at a competitive disadvantage for such business with respect to price when compared to manufacturers with lower cost structures, particularly those with offshore facilities where labor, materials and other costs are lower.

         The leading edge of circuit board manufacturing technology has continued to move toward smaller drilled holes, finer lines and spaces, and decreasing board thicknesses. While the Company believes itself to be a leader in the commercial volume production of these boards, technological change is rapid and continuous, and in the future, higher margin products will be the most demanding in terms of technological and manufacturing expertise. There is no assurance that the Company will be able to maintain its current technological position. In addition, the circuit board industry could in the future encounter competition from new technologies, including ceramic and/or deposited multichip modules and other technologies that may reduce the number of circuit boards required in electronic equipment. See "Item 1 - Business - Competition."

         Manufacturing Capacity. The Company intends to expand its manufacturing capacity and improve its manufacturing technology; however, there can be no assurance that the Company will be able to use the expanded capacity for the production of higher margin, higher technology products, or increase its net sales or profits or maintain its manufacturing efficiencies at higher levels of operations. In addition, although the Company believes the concentration of its operations in Phoenix, Arizona has been an economic advantage to date, a local natural disaster or other business interruption represents a greater risk to the Company than it would if the Company operated multiple facilities in different geographic areas. See "Item 1 - Business - Facilities."

         Management of Growth; Acquisitions. The Company has initiated significant expansion of its overall level of operations. To manage growth effectively, the Company must add manufacturing capacity while maintaining a high level of quality and manufacturing efficiency and expanding, training and managing its employee base. The Company's failure to add capacity and manage growth effectively could have a material adverse effect on the Company's results of operations.

         The Company may from time to time pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

         Process Failure. The Company's business involves highly complex manufacturing processes that are subject to failure. In the past, process failures have occurred which have resulted in delays in product shipments. Although the Company attempts to utilize duplicate systems where practicable to reduce the risk of such failures, there can be no assurance that failures will not occur in the future. The loss of revenue and earnings to the Company from such a failure could have a materially adverse effect on its results of operations.

         Borrowing Agreement Limitations. The Company is subject to various restrictions under its term loan and revolving credit facility, including a prohibition against the payment of cash dividends and a requirement that the Company comply with certain financial covenants relating to current ratio and tangible equity. In addition, the facility is subject to acceleration in the event of a change in control of the Company.

         Recent Management Changes. The Company's Vice President - Finance and Chief Financial Officer, Joseph G. Andersen joined the Company in September 1996, the Company's Vice President - Sales and Marketing, James Buchanan, joined the Company in July 1997, and the Company's Vice President Manufacturing Operations, Steven N. Lach, joined the Company in October 1997. The Company believes Messrs. Andersen, Buchanan and Lach are experienced managers capable of leading the Company's business efforts. However, there can be no assurance that Messrs. Andersen, Buchanan and Lach along with other members of senior management, will be successful in managing the Company's profitability or growth. In addition, the Company's future operating results depend in part upon its ability to retain other key members of management and attract and retain other qualified technical, sales and support personnel for its operations. There can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely effect the Company's business, financial condition and results of operations.

         Intellectual Property. The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer, surface mount technology circuit boards. The Company has no patents for these proprietary techniques and chooses to rely on trade secret protection. The Company believes that although such techniques and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by the Company will continue on an ongoing basis as dictated by the technological needs of the industry.

         International Sales. International sales accounted for, 31.2%, 27.3% and 26.2% of total net sales in fiscal years 1995, 1996 and 1997, respectively. Substantially all the Company's international sales are direct sales to the foreign operations of United States-based customers, primarily in Singapore, Puerto Rico, Ireland and the United Kingdom. The Company anticipates that international sales will continue to account for a significant portion of net sales. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, and potentially adverse tax consequences. To date the Company has not experienced any material adverse consequences from its international sales operations, in part because substantially all its foreign sales are direct sales to the foreign operations of existing United States-based customers. The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. The Company's sales to date have been denominated in United States dollars and as a result, there have been no losses related to currency fluctuations. For the same reason, the Company has engaged in no hedging activities. There can be no assurance that any of these factors will not have a material adverse effect on the Company. See "Item 1 - Business - Sales and Marketing."

         Environmental Compliance. The process used to manufacture circuit boards requires adherence to city, county, state and federal environmental regulations regarding the storage, use, handling and disposal of chemicals, solid wastes and other hazardous materials as well as air quality standards. The Company believes that its facilities are currently in compliance with applicable environmental laws, and although it regularly monitors its operations to avoid violations arising from human error or equipment failures, there can be no assurance that violations will not occur. In the event of a future violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of its effluent discharge permits. Any such revocation could require the Company to cease or limit production at its facilities, thereby having an adverse impact on the Company's operations. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties with a violation. See "Item 1 - Business - Environmental Matters."

         Certain Restrictive Charter and Bylaw Provisions. The Company's Certificate of Incorporation and Bylaws empower the Board of Directors, without approval of the stockholders, to: fix the rights and preferences of and to issue shares of Preferred Stock; prohibit a substantial stockholder of the Company from entering into a business combination or otherwise significantly increasing its interest in the stock or assets of the Company without the consent of the Board of Directors or a two-thirds majority of the stockholders of the Company; and prohibit stockholders of the Company from calling a special meeting unless requested by at least 50% of the outstanding voting shares. The certificate does not provide for cumulative voting for election of directors and does require cause and the vote of a majority of stockholders to remove a director. These provisions could have the effect of deterring unsolicited takeovers or other business combinations or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 8.  Financial Statements and Supplementary Data.

         Information in response to this item is incorporated herein by reference to "Report of Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholder's Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Registrant's 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information in response to this item is incorporated herein by reference to (i) the information under the heading "Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") and (ii) the information under the heading "Executive Officers of the Registrant" in Part I hereof. The Company anticipates filing the 1997 Proxy Statement within 120 days after July 31, 1997.


Item 11. Executive Compensation.

         Information in response to this item is incorporated herein by reference to the information under the heading "Executive Compensation" in the 1997 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information in response to this item is incorporated herein by reference to the information under the heading "Voting Securities and Principal Holders -- Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         Information in response to this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

         (a)      Documents filed:

                  1.       Financial statements.

                           The financial statements required to be filed by Item
                  8 hereof have been incorporated by reference to the Registrant's 1997 Annual Report to Shareholders and consist of the following:

                           Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets as of July 31, 1996 and
                             1997
                           Consolidated Statements of Income for each of the
                             three years ended July 31, 1995, 1996 and 1997
                           Consolidated Statements of Shareholders' Equity for
                             each of the three years ended July 31, 1995, 1996
                             and 1997
                           Consolidated Statements of Cash Flows for each of the
                             three years ended July 31, 1995, 1996 and 1997
                           Notes to Consolidated Financial Statements

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

         (b)      Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the quarter ended July 31, 1997.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CIRCUITS CORP.

By /s/ Frederick G. McNamee, III                          Dated October 28, 1997
  ---------------------------------------------
       Frederick G. McNamee, III
       Chairman of the Board, President,
       Chief Executive Officer
       and Director

By /s/ Joseph G. Andersen                                 Dated October 27, 1997
  ---------------------------------------------
       Joseph G. Andersen
       Vice President - Finance, Chief Financial
         Officer, Secretary and Treasurer
       (principal financial and accounting
       officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                 Title                   Date
         ---------                 -----                   ----
/s/ Frederick G. McNamee, III      Chairman of the         October 28, 1997
-----------------------------      Board, President,
Frederick G. McNamee, III          Chief Executive
                                   Officer and
                                   Director


/s/ Angelo A. DeCaro, Jr.          Director                October 29, 1997
-----------------------------
Angelo A. DeCaro, Jr.

/s/ Michael O. Flatt               Director                October 28, 1997
-----------------------------
Michael O. Flatt

/s/ Albert A. Irato                Director                October 28, 1997
-----------------------------
Albert A. Irato

                                   Director                October ___, 1997
-----------------------------
Michael F. Jarko

/s/ John Nance                     Director                October 26, 1997
-----------------------------
John Nance

/s/ David C. Wetmore               Director                October 28, 1997
-----------------------------
David C. Wetmore

                           CONTINENTAL CIRCUITS CORP.

                      Exhibit Index to Report on Form 10-K
                     for the fiscal year ended July 31, 1997



                                                                                                       Filed
Exhibit         Description                                     Incorporated herein by reference       Herewith
No.                                                             to:

3.1             Certificate of Incorporation of Registrant,     Exhibit 3.1 to Registrant's
                as amended                                      Registration Statement on Form
                                                                S-1 declared effective on
                                                                March 14, 1995 (SEC File 33-88368)
                                                                ("March 1995 S-1")

3.2             By-Laws of Registrant, as amended               Exhibit 3.2 to March 1995 S-1

4.1             Article fifth of Certificate of Incorporation   Exhibit 4.1 to March 1995 S-1
                of Registrant

10.1            Loan Agreement by and between                                                          X
                Registrant and Bank One, Arizona, NA
                dated as of July 25, 1997

10.2            Revolving Promissory Note between                                                      X
                Registrant and Bank One, Arizona, NA
                dated July 25, 1997

10.3            Deed of Trust, Assignment of Rents,             Exhibit 10.4 to March 1995 S-1
                Security Agreement, and Fixture Filing by
                and among Registrant, Arizona Trust
                Deed Corporation, an Arizona
                Corporation, and Bank One, Arizona, NA
                dated April 28, 1994

10.4            Amendment to Deed of Trust, Assignment                                                 X
                of Rents, Security Agreement and Fixture
                Filing by and between Registrant and
                Bank One, Arizona, NA dated as of July
                25, 1997

10.5            Security Agreement by Registrant in favor                                              X
                of Bank One, Arizona, NA dated as of
                July 25, 1997

                                                                                                       Filed
Exhibit         Description                                     Incorporated herein by reference       Herewith
No.                                                             to:
10.6            Security Agreement by CCIR of Texas                                                    X
                Corp. in favor of Bank One, Arizona, NA
                dated as of July 25, 1997

10.7            Pledge and Irrevocable Proxy Security                                                  X
                Agreement by Registrant in favor of Bank
                One, Arizona, NA dated as of July 25,
                1997

10.8            Pledge and Irrevocable Proxy Security                                                  X
                Agreement by CCIR of Texas Corp. in
                favor of Bank One, Arizona, NA dated as
                of July 25, 1997

10.9            Continuing Guaranty by CCIR of Texas                                                   X
                Corp. in favor of Bank One, Arizona, NA
                dated July 25, 1997

10.10           Continuing Guaranty by Registrant in                                                   X
                favor of Bank One, Arizona, NA dated
                July 25, 1997

10.11           Environmental Indemnity Agreement by                                                   X
                Registrant in favor of Bank One, Arizona,
                NA dated as of July 25, 1997

10.12           Arbitration Resolution by and among                                                    X
                Bank One, Arizona, NA, Registrant,
                Continental Circuits International, Inc. and
                CCIR of Texas Corp. dated July 25, 1997

10.13           Landlord's Waiver and Agreement among                                                  X
                HB Austin Limited Partnership, CCIR of
                Texas Corp. and Bank One Arizona, NA
                dated as of July 25, 1997

10.14*          Form of Indemnification Agreement for           Exhibit 10.9 to March 1995 S-1
                Directors and Officers

10.15*          Registrant's 1987 Stock Option Plan             Exhibit 10.10 to March 1995 S-1

10.16*          Form of Letter of Grant of options              Exhibit 10.11 to March 1995 S-1
                pursuant to Registrant's 1987 Stock
                Option Plan (including Share Repurchase
                Agreement and Consent of Spouse)

10.17*          Form of Share Repurchase Agreement              Exhibit 10.12 to March 1995 S-1
                pursuant to Registrant's 1987 Stock
                Option Plan (including Consent of
                Spouse)

10.18*          Form of Letter of Grant of options to           Exhibit 10.13 to March 1995 S-1
                Frederick G. McNamee, III

                                                                                                       Filed
Exhibit         Description                                     Incorporated herein by reference       Herewith
No.                                                             to:
10.19           Registrant's Employee Stock Purchase            Exhibit to Registrant's Form S-8
                Plan                                            filed December 27, 1995

10.20           Registrant's 1996 Stock Option Plan             Exhibit to Registrant's Form S-8
                                                                filed August 11, 1997

10.21*          Employment Agreement between                                                           X
                Registrant and Frederick G. McNamee, III
                dated as of August 1, 1997

10.22*          Compensation Agreement between                  Exhibit 10.18 to March 1995 S-1
                Registrant and Mark R. Hollinger dated
                September 26, 1994

10.23*          Termination Agreement between                   Exhibit 10.18 to Registrant's
                Registrant and Thomas E. Linnen                 Annual Report on Form 10-K
                effective as of July 23, 1996                   for the Fiscal Year Ended July
                                                                31, 1996 ("1996 10-K")

10.24*          Registrant's Employment Offer Letter to         Exhibit 10.19 to 1996 10-K
                Joseph G. Andersen

10.25*          Registrant's Employment Offer Letter to                                                X
                James Buchanan accepted July 28, 1997

10.26*          Registrant's Letter to Frederick G.                                                    X
                McNamee III Regarding Transitional
                Compensation dated May 8, 1997

10.27*          Registrant's Letter to Mark R. Hollinger                                               X
                Regarding Transitional Compensation
                dated May 8, 1997

10.28*          Registrant's Letter to Joseph G. Andersen                                              X
                Regarding Transitional Compensation
                dated May 8, 1997

10.29           Purchase Agreement dated April 7, 1997          Exhibit 10 to Registrant's
                between Radian International, LLC and           Quarterly Report on Form 10-Q
                CCIR of Texas Corp.                             for the Quarter ended May 3,
                                                                1997

10.30           Purchase and Sale Agreement between             Exhibit 10.1 to Registrant's
                IPEC Planar Phoenix, Inc. and Registrant        Quarterly Report on Form 10-Q
                dated August 2, 1996                            for the Quarter Ended November
                                                                2, 1996 ("November 1996 10-Q")

----------
* Management contract or compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                                                                                       Filed
Exhibit         Description                                     Incorporated herein by reference       Herewith
No.                                                             to:
10.31           Purchase and Sale Agreement between             Exhibit 10.2 to November 1996
                Arizona Refrigeration Supplies, Inc. and        10-Q
                Registrant dated December 3, 1996

11.1            Statement re computation of per share                                                  X
                earnings

13.1            Portions of 1997 Annual Report to                                                      X
                Shareholders

21.1            Subsidiaries of Registrant                                                             X

23.1            Consent to Ernst & Young LLP                                                           X

27.1            Financial Data Schedule                                                                X

----------
* Management contract or compensatory plan arrangement required to be filed pursuant to Item 14(c) of Form 10-K.