Form 10-Q
period 1997-11-01
CONTINENTAL CIRCUITS CORP
filed 1997-12-16
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of each of the issuer's classes of common stock was 7,261,239 shares common stock, par value $.01, as of October 20, 1997.

                                                                       FORM 10-Q


                           CONTINENTAL CIRCUITS CORP.

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                           CONTINENTAL CIRCUITS CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            Three months ended
                                                        November 1,     November 2,
                                                        ---------------------------
                                                            1997           1996
                                                          -------        -------
Net sales                                                 $34,306        $27,123
Cost of products sold                                      28,384         22,660
                                                          -------        -------
Gross profit                                                5,922          4,463
Selling, general and administrative
   expenses                                                 2,064          2,030
                                                          -------        -------
Income from operations                                      3,858          2,433
Other (income) expense:
     Interest expense                                         122             64
     Other                                                     12              4
                                                          -------        -------
Income before income taxes                                  3,724          2,365
Income taxes                                                1,410            932
                                                          -------        -------
Net income                                                $ 2,314        $ 1,433
                                                          =======        =======

Net income per share                                      $  0.31        $  0.19
                                                          =======        =======
Number of shares used in computing
     net income per share                                   7,583          7,424
                                                          =======        =======

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


                           CONTINENTAL CIRCUITS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                            November 1,  July 31,
                                                               1997        1997
                                                             --------    --------
Assets                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                               $  1,231    $     85
     Accounts receivable, less allowance of $161 at
          November 1, 1997 and $152 at July 31, 1997           21,648      21,431
     Inventories                                               11,583       8,805
     Prepaid expenses, income taxes and other                     869       1,366
     Deferred income taxes                                        125         125
                                                             --------    --------
Total current assets                                           35,456      31,812
Property, plant, and equipment:
     Land                                                       3,586       3,586
     Buildings and improvements                                28,466      22,760
     Machinery & equipment                                     76,326      69,123
     Construction in progress                                      --       1,917
                                                             --------    --------
                                                              108,378      97,386
     Accumulated depreciation                                  48,511      46,422
                                                             --------    --------
                                                               59,867      50,964
Other assets                                                      207          83
                                                             --------    --------
Total assets                                                 $ 95,530    $ 82,859
                                                             ========    ========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                        $ 16,008    $ 14,665
     Accrued vacation                                             585         688
     Other accrued expenses                                     2,343       2,443
     Income taxes                                               1,222          --
                                                             --------    --------
Total current liabilities                                      20,158      17,796
Long-term debt, less current portion                           18,190      10,312
Deferred income taxes                                           2,507       2,507
Commitments and contingencies
Total shareholders' equity                                     54,675      52,244
                                                             --------    --------
Total liabilities and shareholders' equity                   $ 95,530    $ 82,859
                                                             ========    ========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q


                           CONTINENTAL CIRCUITS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three months ended
                                                          November 1,  November 2,
                                                          ------------------------
                                                             1997         1996
                                                           --------     --------
Operating activities
Net income                                                 $  2,314     $  1,433
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                          2,089        1,400
        Deferred income taxes                                    --           --
        Provision for doubtful accounts                           9         (128)
        Changes in operating assets and liabilities:
               Accounts receivable                             (226)        (693)
               Inventories                                   (2,778)      (1,185)
               Prepaid expenses, income taxes and other         497           (6)
               Other assets                                    (124)         (23)
               Accounts payable                               1,343        1,553
               Accrued expenses                                (203)         760
               Income taxes payable                           1,222          913
                                                           ---------------------
Net cash provided by operating activities                     4,143        4,024

Investing activities
Purchases of property, plant, and equipment, net            (10,887)      (3,044)

Financing activities
Principal payments on long-term debt                             --         (536)
Borrowings under long-term debt and line of credit            7,878        1,286
Proceeds from issuance of common stock, net
     of issuance costs                                           12            3
                                                           ---------------------
Net cash provided by financing activities                     7,890          753
                                                           ---------------------
Net increase in cash and cash equivalents                     1,146        1,733
Cash and cash equivalents at beginning of period                 85        3,851
                                                           ---------------------
Cash and cash equivalents at end of period                 $  1,231     $  5,584
                                                           =====================

See notes to condensed consolidated financial statements

                                                                       FORM 10-Q


CONTINENTAL CIRCUITS CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

November 1, 1997

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998.

Note 2. Inventories

The components of inventory consist of the following:

                     November 1,    July 31,
                       1997          1997
                      -------       -------
                         (In thousands)
Raw material          $ 3,060       $ 2,117
Work in process         5,254         4,878
Finished goods          3,269         1,810
                      -------       -------
                      $11,583       $ 8,805
                      =======       =======

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

      This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to sufficiency of funds, capacity utilization and stability of prices.

      The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the market in which the Company operates, the cost and amount of equipment required for replacements and growth, and the success of productivity programs. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of the which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in the Company's Form 10-K for the 1997 fiscal year. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


RESULTS OF OPERATIONS

Comparison of Three Months ended November 1, 1997 and November 2, 1996

      Net sales increased 26.5% to $34.3 million for the three months ended November 1, 1997 from $27.1 million for the three months ended November 2, 1996. This increase was primarily the result of a unit volume improvement as prices and layer count remained relatively stable compared to the prior period. The Company's principal customers are original equipment manufacturers and contract manufacturers of electronic devices that are subject to rapid technological change, product obsolescence and economic cycles.

      Gross profit as a percent of net sales increased to 17.3% for the three months ended November 1, 1997 from 16.4% for the three months ended November 2, 1996. This increase was the result of improved utilization of the capacity and manufacturing support infrastructure placed in service during fiscal 1997.

      Selling, general and administrative expenses increased 1.7% to $2.1 million for the three months ended November 1, 1997 from $2.0 million for the three months ended November 2, 1996. This increase was primarily the result of additional freight costs associated with the volume increase.

      Income from operations increased 58.6% to $3.7 million or 10.9% of net sales, for the three months ended November 1, 1997 from $2.4 million or 9.0% of net sales, for the three months ended November 2, 1996 as a result of the above factors.

      Interest expense increased 90.6% to $122,000 for the three months ended November 1, 1997 from $64,000 for the three months ended November 2, 1996. This increase was a result of increased

                                                                       FORM 10-Q


borrowing levels maintained during the period supporting the capacity expansion during fiscal 1997 and the current period.

      Income taxes increased 51.3% to $1.4 million for the three months ended November 1, 1997 from $932,000 for the three months ended November 2, 1996. The increase was a result of the increase in income before taxes, offset by a lower overall estimated tax rate as a result of the Company's foreign sales corporation. The effective tax rates were approximately 38% and 39% for the three months ended November 1, 1997 and November 2, 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations primarily through cash generated from operations, although such funds have been supplemented by borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been to pay operating expenses, make capital expenditures, service debt and recently for selected acquisitions.

      Cash generated from operations totaled $4.1 million and $4.0 million for the three months ended November 1, 1997 and November 2, 1996 respectively. The major cash use was inventory growth of $2.8 million for the three months ended November 1, 1997. For the three months ended November 2, 1996, major cash uses include inventory growth of $1.2 million and accounts receivable of $700,000. In both periods, the Company experienced an increase in overall business activity from the corresponding prior quarter ended July 31. Net sales growth from the previous quarter ended July 31 was 6.5% and 10.6% for the three months ended November 1, 1997 and November 2, 1996, respectively. For the quarter ended November 1, 1997, total inventories grew by 31.5% from the quarter ended July 31, 1997 primarily in finished goods and manufacturing support materials. The accounts receivable increase noted above for the three months ended November 2, 1996 was primarily a result of sales increases from the respective prior period.

      Capital expenditures totaled $10.9 million and $3.0 million for the three months ended November 1, 1997 and November 2, 1996 respectively. Capital expenditures for the three months ended November 1, 1997 were for fitup and equipment for new capacity in an adjacent building purchased in December 1996. Capital expenditures for the three months ended November 2, 1996 were for routine replacements and purchase of another adjacent building for $1.1 million. Purchases were financed from additional borrowing and through cash generated from operations.

      The Company believes that funds generated from operations and borrowing availability under the existing line of credit agreement will be sufficient through fiscal 1998. At November 1, 1997, there was $18.2 million outstanding of the $44.0 million available on the credit line.

      On November 17, 1997, the Company completed the purchase of substantially all of the assets and business of Flexible Circuits Technology dba Dynaflex Technology of San Jose, California for approximately $6.9 million in cash. This acquisition was for the addition of flexible circuit manufacturing capability. The acquisition was completed through CCIR of California Corp., a newly formed, wholly owned subsidiary of the Company. The funds for the acquisition were provided from the borrowing facility.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share", which is required to be adopted by the Company in the second quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all proper periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the three months ended November 1, 1997 by $.01 to $.32. The impact for the three months ended November 2, 1996 is expected to also increase by $.01 to $.20. The impact of Statement No. 128 on the calculation of diluted earnings per share for these same periods is not expected to be material.

                                                                       FORM 10-Q


                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of stockholders was held on December 12, 1997 in Phoenix, Arizona. The election of three directors for three year terms was the only matter before the security holders. Results of the shareholder action are set forth in the following table:

                                                   With-          Non-
To elect:                     For           %*      Held     %*   Votes   %*
---------                     ---           --      ----     --   -----   --
Michael F. Jarko              6,468,428    89.1    12,559    0.2    0    0.0
E. Townes Duncan              6,468,428    89.1    12,559    0.2    0    0.0
Robert W. Heller              6,468,428    89.1    12,559    0.2    0    0.0

Total Shares Voted            6,480,987    89.3
Total Shares Unvoted            780,252    10.7
Total Shares Outstanding      7,261,239

* Percentages are stated in terms of total shares outstanding.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index following the signature page, which is incorporated herein by this reference.

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended November 1, 1997.

                                                                       FORM 10-Q


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONTINENTAL CIRCUITS CORP.
                                  (Registrant)

Date: December 16, 1997           By: /s/ Frederick G. McNamee, III
                                      ----------------------------------
                                      Frederick G. McNamee, III
                                      Chairman of the Board, President
                                      and Chief Executive Officer



Date: December 16, 1997           By: /s/ Joseph G. Andersen
                                      ----------------------------------
                                      Joseph G. Andersen
                                      Vice-President of Finance, Chief Financial
                                      Officer, Secretary and Treasurer

                                                                       FORM 10-Q


                                  EXHIBIT INDEX
                                       TO
                           CONTINENTAL CIRCUITS CORP.
                                    FORM 10-Q
             QUARTERLY REPORT FOR THE QUARTER ENDED NOVEMBER 1, 1997
                            (Commission File 0-25554)


Exhibit     Description

3.1         Certificate of Incorporation of Registrant, as amended (1)

3.2         Bylaws of Registrant, as amended (1)

10.1 Asset Purchase Agreement between CCIR of California Corp. and Flexible Circuits Technology dated as of November 17, 1997

11          Statement re: computation of net income per share

27          Financial Data Schedule

----------
(1) Incorporated by reference to identically numbered exhibit in Registrant's registration statement on Form S-1 (SEC File No. 33-88368), as amended, declared effective on March 14, 1995.