Form 10-Q
period 1998-01-31
CONTINENTAL CIRCUITS CORP
filed 1998-03-17
CIK 822973

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended             January 31, 1998

                                     OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________


Commission file number 0-25554


                         CONTINENTAL CIRCUITS CORP.
-------------------------------------------------------------------------------
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


                                  No Change
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No___


     The number of shares outstanding of each of the issuer's classes of common stock was 7,292,158 shares common stock, par value $.01, as of March 2, 1998.

                                                                       FORM 10-Q


                           CONTINENTAL CIRCUITS CORP.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                           CONTINENTAL CIRCUITS CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           Three months ended                      Six months ended
                                                     January 31,         February 2,        January 31,           February 2,
                                                     -----------         -----------        -----------           -----------
                                                        1998                1997                1998                1997
                                                      --------             -------            --------             -------
Net sales                                             $ 35,344             $29,562            $ 69,650             $56,685
Cost of products sold                                   30,379              24,392              58,763              47,052
                                                      --------             -------            --------             -------
Gross profit                                             4,965               5,170              10,887               9,633
Selling, general and administrative
   expenses                                              2,552               1,809               4,616               3,839
In process R&D write-off                                 4,300                                   4,300
                                                      --------             -------            --------             -------
Income (loss) from operations                           (1,887)              3,361               1,971               5,794
Other expense:
     Interest expense                                      612                  59                 734                 123
     Other                                                   3                 321                  15                 325
                                                      --------             -------            --------             -------
Income (loss) before income taxes                       (2,502)              2,981               1,222               5,346
Income taxes                                               136               1,164               1,546               2,096
                                                      ========             =======            ========             =======
Net income (loss)                                     $ (2,638)            $ 1,817            $   (324)            $ 3,250
                                                      ========             =======            ========             =======

Net income (loss) per share - basic                   $  (0.36)            $  0.25            $  (0.04)            $  0.45
                                                      ========             =======            ========             =======
Net income (loss) per share - diluted                 $  (0.36)            $  0.24            $  (0.04)            $  0.44
                                                      ========             =======            ========             =======

Number of shares used in computing:
     net income (loss) per share - basic                 7,267               7,206               7,262               7,200
                                                      ========             =======            ========             =======
     net income (loss) per share - diluted               7,450               7,432               7,500               7,428
                                                      ========             =======            ========             =======


See notes to condensed financial statements.

                                                                       FORM 10-Q

                           CONTINENTAL CIRCUITS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Six months ended
                                                                   January 31,         February 2,
                                                                   -----------         -----------
                                                                      1998                1997
                                                                    --------             -------
Operating activities
Net income (loss)                                                   $   (324)            $ 3,250
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation                                                   4,351               2,838
        In process research and development writeoff                   4,300
        Provision for doubtful accounts (credit)                          16                (133)
        Changes in operating assets and liabilities:
                Accounts receivable                                    2,136              (2,971)
                Inventories                                           (3,881)             (1,919)
                Prepaid expenses, income taxes and other                (163)                154
                Other assets                                          (1,870)                291
                Accounts payable                                         535               3,748
                Accrued expenses                                      (1,064)                (72)
                Income taxes payable                                      --                 692
                                                                    --------             -------
Net cash provided by operating activities                              4,036               5,878

Investing activities
Purchases of property, plant, and equipment                          (16,361)             (7,589)
Acquisition of Flexible Circuits Technology dba
   Dynaflex Technology                                                (6,891)
                                                                    --------             -------
Net cash used by investing activities                                (23,252)             (7,589)

Financing activities
Principal payments on long-term debt                                      --                (500)
Borrowings under long-term debt and line of credit                    19,063               1,000
Proceeds from issuance of common stock, net
     of issuance costs                                                   174                 135
Change in value of available-for-sale-securities                          74
                                                                    --------             -------
Net cash provided by financing activities                             19,311                 635
                                                                    --------             -------
Net increase (decrease) in cash and cash equivalents                      95              (1,076)
Cash and cash equivalents at beginning of period                          85               3,851
                                                                    --------             -------
Cash and cash equivalents at end of period                          $    180             $ 2,775
                                                                    ========             =======


See notes to condensed financial statements

                           CONTINENTAL CIRCUITS CORP.
                            CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    January 31,         July 31,
                                                                       1998               1997
                                                                     --------            -------
Assets                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                       $    180            $    85
     Accounts receivable, less allowance of $168 at
          January 31, 1998 and $152 at July 31, 1997                   20,150             21,431
     Inventories                                                       13,081              8,805
     Prepaid expenses, income taxes and other                           1,529              1,366
     Deferred income taxes                                                125                125
                                                                     --------            -------
Total current assets                                                   35,065             31,812

Property, plant, and equipment:                                       114,652             97,386
     Land                                                               3,586              3,586
     Buildings and improvements                                        30,733             24,677
     Machinery & equipment                                             80,333             69,123
                                                                     --------            -------
                                                                      114,652             97,386
     Accumulated depreciation                                          50,774             46,422
                                                                     --------            -------
                                                                       63,878             50,964
Other assets                                                            3,340                 83
                                                                     ========            =======
Total assets                                                         $102,283            $82,859
                                                                     ========            =======

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                $ 15,774            $14,665
     Other accrued expenses                                             2,462              3,131
                                                                     --------            -------
Total current liabilities                                              18,236             17,796
Long-term debt, less current portion                                   29,375             10,312
Deferred income taxes                                                   2,507              2,507
Commitments and contingencies
Total shareholders' equity                                             52,165             52,244
                                                                     --------            -------
Total liabilities and shareholders' equity                           $102,283            $82,859
                                                                     ========            =======


See notes to condensed financial statements.

                                                                       FORM 10-Q


CONTINENTAL CIRCUITS CORP.
Notes to Condensed Financial Statements
(Unaudited)

January 31, 1998

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998.

Note 2.  Inventories

The components of inventory consist of the following:

                          January 31,         July 31,
                             1998              1997
                           -------            ------
                               (In thousands)
Raw material               $ 2,943            $2,117
Work in process              8,344             4,878
Finished goods               1,794             1,810
                           -------            ------
                           $13,081            $8,805
                           =======            ======

Note 3.  Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements and have been computed by using the weighted average number of shares. The impact of SFAS 128 on the calculation of earnings per share for previously reported quarters is not expected to be material.

Note 4.  Acquisitions

On November 17, 1997, the Company completed the purchase of substantially all of the assets and business of Flexible Circuits Technology dba Dynaflex Technology of San Jose, California for approximately $6.9 million in cash. This acquisition was for the addition of flexible circuit manufacturing capability. The acquisition was completed through CCIR of California Corp., a newly formed, wholly owned subsidiary of the Company. The acquisition was not significant to the Company under the definition of the Securities and Exchange Commission and was accounted for under the purchase method of accounting.

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to management's anticipation of sufficiency of funds, effective tax rate adjustments, and capacity availability.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the cost and amount of equipment required for replacements and growth, the availability and qualification for credit, tax credits status and continuity of tax legislation and equipment and labor availability. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate, and, therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in the Company's Form 10-K for the 1997 fiscal year. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


RESULTS OF OPERATIONS

Comparison of Three Months ended January 31, 1998 and February 2, 1997

         Net sales increased 19.6 % to $35.3 million for the three months ended January 31, 1998 from $29.6 million for the three months ended February 2, 1997. This increase was driven by the continued mix shift toward higher layer count, more complex products and $2.2 million of additional sales from recent corporate acquisitions in Texas and California. The Company's principal customers are OEM manufacturers and contract manufacturers of electronic devices that are subject to rapid technological change, product obsolescence and economic cycles.

         Gross profit as a percent of net sales decreased to 14.0 % for the three months ended January 31, 1998 from 17.5% for the three months ended February 2, 1997. Gross profit was negatively impacted by higher scrap rates and unexpectedly higher startup costs and reduced new hire productivity associated with the new innerlayer facility.

         Selling, general and administrative expenses increased 41.1 % to $2.6 million for the three months ended January 31, 1998 from $1.8 million for the three months ended February 2, 1997. This increase was the result of professional fees incurred in connection with corporate acquisitions and tax consulting, employee recruiting and staffing.

         Income from operations before a one time in process research and development write-off of $4.3 million decreased 28.2 % to $2.4 million, or 6.8 % of net sales, for the three months ended January 31, 1998 from $3.4 million, or
11.4 % of net sales, for the three months ended February 2, 1997 as a result of the above factors. The $4.3 million charge for in process research and development was based on an independent appraisal and was a result of adjustments taken as part of the acquisition of Flexible Circuits Technology dba

                                                                       FORM 10-Q

Dynaflex Technology in November 1997. The charge reduced income from operations resulting in a loss of $1.9 million.

         Net interest expense increased $553,000 to $612,000 for the three months ended January 31, 1998 from $59,000 for the three months ended February 2, 1997. This increase was a result of maintaining a higher debt level during the three months ended January 31, 1998 than during the three months ended February 2, 1997 to support capital purchases for capacity expansion and the Dynaflex Technology acquisition.

         Other expense for the three month period ended February 2, 1997 included a one-time charge of approximately $300,000 as a result of legal and other professional costs associated with the abandoned acquisition of Sigma Circuits, Inc.

         Income taxes decreased 88.3 % to $136,000 for the three months ended January 31, 1998 from $1.2 million for the three months ended February 2, 1997 as a result of lower income before taxes and a year-to-date adjustment to reflect the benefits of one-time and ongoing tax credits available to company. The Company believes that the effective tax rate should be approximately 28 % for 1998 compared to 39 % for the three months ended February 2, 1997 as a result of the tax credits identified for the current year.

Comparison of Six Months ended January 31, 1998 and February 2, 1997

         Net sales increased 22.9 % to $69.7 million for the six months ended January 31, 1998 from $56.7 million for the six months ended February 2, 1997. Of the increase, $3.0 million was from recent corporate acquisitions in Texas and California with approximately 64 % of the balance driven by higher production volumes and 36 % as a result of a continuing mix shift toward higher layer count, more complex products.

         Gross profit as a percent of net sales decreased to 15.6 % for the six months ended January 31, 1998 from 17.0 % for the six months ended February 2, 1997. Gross profit was negatively impacted during the 1998 period by higher scrap rates than the corresponding prior period and startup costs and reduced new hire productivity for the new innerlayer facility.

         Selling, general and administrative expenses increased 20.2 % to $4.6 million for the six months ended January 31, 1998 from $3.8 million for the six months ended February 2, 1997. This increase was the result of additional professional fees in connection with corporate acquisitions and tax consulting, recruiting, relocation costs and staffing.

         Income from operations before a one time in process research and development write-off of $4.3 million increased 8.2 % to $6.3 million for the six months ended January 31, 1998 from $5.8 million for the six months ended February 2, 1997 as a result of the above factors. The $4.3 million charge for in process research and development was a result of adjustments taken as part of the acquisition of Flexible Circuits Technology dba Dynaflex Technology and reduced final income from operations by 66.0 % to $2.0 million for the six months ended January 31, 1998 compared to the corresponding prior period.

         Interest expense increased $611,000 to $734,000 for the six months ended January 31, 1998 from $123,000 for the six months ended February 2, 1997. This increase was a result of a maintaining a higher debt level supporting capital purchases for capacity expansion and the Dynaflex Technology acquisition during the six months ended January 31, 1998 than during the six months ended February 2, 1997.

         Income taxes decreased 26.2 % to $1.5 million for the six months ended January 31, 1998 compared to $2.1 million for the six months ended February 2, 1997 as a result of an effective tax rate adjustment reflecting the benefits of one-time and ongoing tax credits available to company. The effective tax rate was approximately 28 % for the six months ended January 31, 1998 compared to approximately 39 % for the six months ended February 2, 1997 as a result of the credits. The Company believes that the effective tax rate should increase from the 1998 rate of 28 % in future years as the tax credit benefits moderate.

                                                                       FORM 10-Q


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through cash generated from operations, although such funds have been supplemented by borrowings under a line of credit and term notes as needed. The Company had $29.4 million outstanding in line of credit and term notes as of January 31, 1998. Principal uses of cash have been to pay operating expenses, make capital expenditures and service debt.

         Cash generated from operations totaled $4.0 million and $5.9 million for the six months ended January 31, 1998 and February 2, 1997 respectively. Major cash uses include inventory growth of $3.9 million and accrued expenses of $1.1 million for the six months ended January 31, 1998 and inventory growth of $1.9 million and accounts receivable growth of $3.0 million for the six months ended February 2, 1997. The inventory increase for both periods was primarily in work in process to support the sales growth over the periods. For 1998, the increase also included the initial production ramp up of the new innerlayer facility. Accounts receivable growth for the six month period ended February 2, 1997 was a result of strengthening end of quarter sales.

         Capital expenditures totaled $23.3 million and $7.6 million for the six months ended January 31, 1998 and February 2, 1997 respectively. Capital expenditures for the six months ended January 31, 1998 were primarily for the capacity expansion in the new innerlayer facility and the acquisition of Flexible Circuits Technology dba Dynaflex Technology for approximately $6.9 million. Capital expenditures for the six months ended February 2, 1997 were for routine replacements and the purchase of two buildings adjacent to the current Phoenix operations for a total of $2.8 million. Purchases were financed primarily through borrowings against the Company's line of credit.

         The Company believes that funds generated from operations and borrowing availability under the existing line of credit agreement will be sufficient for routine equipment replacement and completion of the capacity expansion plans through fiscal 1998.


SUBSEQUENT EVENTS

         On February 9, 1998, the Company announced it had completed the purchase, through CCIR of California Corp., a wholly owned subsidiary of the Company, of substantially all the assets of PCA Design of Saratoga, California, a privately held company with approximately $2 million in annual sales. On February 11, 1998, the Company secured, through CCIR of Texas Corp, a wholly owned subsidiary of the Company, a $6.0 million tax-exempt revenue bond financing through the Capital Industrial Development Corporation of Travis County, Texas. Additionally, in an announcement made February 17, 1998, the Company said its board had accepted an offer to be acquired by Hadco Corporation for $23.90 per share or approximately $185 million in cash.

                                                                       FORM 10-Q


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index following the signature page, which is incorporated herein by this reference.

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended January 31, 1998.

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONTINENTAL CIRCUITS CORP.
                               (Registrant)

Date:    March 17, 1998        By:/s/ Frederick G. McNamee, III
                                  -----------------------------
                                      Frederick G. McNamee, III
                                      Chairman of the Board, President
                                         and Chief Executive Officer



Date:    March 17, 1998        By:/s/ Joseph G. Andersen
                                  ----------------------
                                      Joseph G. Andersen
                                      Vice-President of Finance, Chief Financial
                                         Officer, Secretary and Treasurer

                                                                       FORM 10-Q

                                  EXHIBIT INDEX
                                       TO
                           CONTINENTAL CIRCUITS CORP.
                                    FORM 10-Q
             QUARTERLY REPORT FOR THE QUARTER ENDED JANUARY 31, 1998
                            (Commission File 0-25554)

Exhibit           Description
-------           -----------
3.1               Certificate of Incorporation of Registrant, as amended (1)

3.2               Bylaws of Registrant, as amended (1)

10.1              Asset Purchase Agreement between CCIR of California Corp. and PCA Design Incorporated dated as of February 9, 1998.

10.2              Registration Rights Agreement between Registrant and PCA Design Incorporated dated as of
                  February 9, 1998.

10.3              Loan Agreement between Capital Industrial Development Corporation and CCIR of Texas Corp.
                  dated as of January 1, 1998.

10.4              Bond Placement Agreement among Capital Industrial Development Corporation and CCIR of
                  Texas Corp. dated as of February 10, 1998.

10.5              Assumption Agreement between CCIR of Texas Corp. and Bank One Arizona, NA, dated as of
                  February 11, 1998.

10.6              Custody, Security and Pledge Agreement among CCIR of Texas Corp., The Huntington National
                  Bank and Bank One Arizona, NA dated as of January 1, 1998.

10.7              Agreement and Plan of Merger among Hadco Corporation, Hadco Acquisition Corp. II and
                  Registrant dated as of February 16, 1998. (2)

10.8              Opinion of A.G. Edwards & Sons, Inc. to the Board of Directors of the Company dated
                  February 16, 1998. (2)

10.9              Amendment No. 1 to Agreement and Plan of Merger among Hadco Corporation, Hadco
                  Acquisition Corp. II and Registrant dated as of March 13, 1998.

11                Statement re: computation of net income per share

27                Financial Data Schedule

---------------------

(1) Incorporated by reference to identically numbered exhibit in Registrant's registration statement on Form S-1 (SEC File No. 33-88368), as amended, initially filed on January 9, 1995.

(2) Incorporated by reference to exhibits in Registrant's Solicitation and Recommendation Statement on Schedule 14D-9, filed on February 20, 1998.